Form 10-K
period 2025-12-31
STRYKER CORP
filed 2026-02-11
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☒      No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☐              No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.Yes ☒      No ☐
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing
reflect the correction of an error to previously issued financial statements.                                                                                                                                        ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any
of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                                                                                ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $144,306,436,547 at June 30, 2025. There were
382,688,675 shares outstanding of the registrant’s common stock, $0.10 par value, on January 31, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement to be filed with the U.S. Securities and Exchange Commission relating to the 2026 Annual Meeting of Shareholders (the 2026
proxy statement) are incorporated by reference into Part III.

STRYKER CORPORATION	2025 FORM 10-K

Dollar amounts in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION	2025 FORM 10-K

PART I

ITEM 1.	BUSINESS.
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
Stryker was incorporated in Michigan in 1946 as the successor company to a business founded in 1941 by Dr. Homer H. Stryker, a prominent orthopaedic surgeon and inventor of several medical products. Our products are sold in approximately 61 countries through company-owned subsidiaries and branches as well as
third-party dealers and distributors, and include surgical
equipment and surgical navigation systems; endoscopic and
communications systems; patient handling, emergency medical
equipment and intensive care disposable products; clinical
communication and artificial intelligence-assisted virtual care platform technology; products for traditional brain and open skull-
based surgical procedures; minimally invasive products for the treatment of acute ischemic and hemorrhagic stroke and venous thromboembolism; implants used in joint replacement and trauma surgeries; Mako robotic-arm assisted technology; as well as other products used in a variety of medical specialties. Most of our products are marketed directly to doctors, hospitals and other healthcare facilities.
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
included under "Consolidated Results of Operations" in Item 7 of this report and Note 14 to our Consolidated Financial Statements.

Net Sales by Reportable Segment
	2025		2024		2023
MedSurg and Neurotechnology	$15,647	62%	$13,518	60%	$12,163	59%
Orthopaedics	9,469	38	9,077	40	8,335	41
Total	$25,116	100%	$22,595	100%	$20,498	100%
MedSurg and Neurotechnology
MedSurg and Neurotechnology products include surgical
equipment, patient and caregiver safety technologies, and
navigation systems (Instruments), endoscopic and
communications systems (Endoscopy), and patient handling,
emergency medical equipment, intensive care disposable
products, clinical communication and artificial intelligence-
assisted virtual care platform technology (Medical), minimally invasive products for the treatment of acute ischemic and
hemorrhagic stroke and venous thromboembolism (Vascular) and a comprehensive line of products for traditional brain and open skull-based surgical procedures, orthobiologic and biosurgery products, including synthetic bone grafts and vertebral
augmentation products (Neuro Cranial).
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
Inc. We are one of five leading global competitors in Vascular and
Neuro Cranial; the other four being Medtronic, Johnson &
Johnson MedTech, Terumo Corporation and Penumbra, Inc.

Composition of MedSurg and Neurotechnology Net Sales
	2025		2024		2023
Instruments	$3,183	20%	$2,834	21%	$2,534	21%
Endoscopy	3,807	24	3,389	25	3,068	25
Medical	4,204	27	3,852	28	3,459	28
Vascular	1,968	13	1,307	10	1,226	11
Neuro Cranial	2,485	16	2,136	16	1,876	15
Total	$15,647	100%	$13,518	100%	$12,163	100%
In 2025 Instruments launched Steri-Shield 8 which is a lighter, more comfortable, and more customizable operating room
personal protection system, with improved visibility, cooling, and battery performance versus prior generations. In addition, we completed the acquisition of Guard Medical Inc., whose primary focus is on Negative Pressure Wound Therapy for surgical
patients.  The acquisition of Guard Medical, Inc. is
complementary to our Orthopaedic Instruments business as we
continue to focus on the surgical wound care market.
Endoscopy continued to deliver its 4K 1788 Camera platform to the market in addition to the launch of the Connected OR IP
BRAVoE integration portfolio. Our 1788 Camera platform features several enhancements for a broader range of clinical applications and specialties, including urology, neurology, ear, nose, throat and arthroscopy and can be used to visualize indocyanine green and CYTALUX. The Connected OR IP BRAVoE launch expands
the connected capabilities of iSuite.
Medical continued the global launch of the LIFEPAK 35 monitor/
defibrillator, our next generation platform designed to optimize care with new clinical features such as the new Glasgow 30.4 algorithm, cprINSIGHT, 15-lead monitoring capabilities, and STJ insight and mapping. LIFEPAK 35 combines a modern intuitive
touch screen display and increased processing power with
Bluetooth and WiFi data connectivity.  We also launched the
Vocera Sync Badge this year, a trusted clinician handsfree
communication endpoint that provides real-time communication and alerts while extending Smart Hospital workflows directly into

Dollar amounts in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION	2025 FORM 10-K
daily clinical practice. Medical also completed the acquisition of
Advanced Medical Balloons (AMB), an indwelling fecal
management system that specializes in solutions that help
enhance care delivery by combining intelligent design with the exceptional properties of ultra-thin polyurethane. AMB Medical adds complementary technology to the Stryker Sage
incontinence portfolio and will help address problems in the market that include hospital-acquired infections, pressure injuries, staff satisfaction and retention.
In 2025 we changed the name of our Neurovascular business to
Vascular with the acquisition of Inari Medical, Inc. (Inari) whose product portfolio includes minimally invasive products for the treatment of venous thromboembolism.  Neurovascular and Inari are jointly now Vascular. Vascular launched the Broadway
System in the United States, a fully integrated stroke solution that provides a new level of access and support in large- and super-
bore catheter procedures. Additionally, Vascular accelerated the launch of the Surpass Elite Flow Diverting Stent (FDS) in the
United States, Europe, and parts of Asia-Pacific. Surpass Elite
FDS is designed to reduce thrombin generation when compared
to unmodified stents.
Neuro Cranial launched OptaBlate BVN in 2025 which is a
radiofrequency nerve ablation system used to access and ablate the basivertebral nerve to treat vertebrogenic pain.
Orthopaedics
Orthopaedics products primarily include implants used in total joint replacements, such as hip, knee and shoulder, ankle, and trauma and extremities surgeries. We bring patients and
physicians advanced implant designs and specialized
instrumentation that make orthopaedic surgery and recovery
simpler, faster and more effective. We support surgeons with the technologies, products and services they need to support each patient’s clinical challenge.
We are one of four leading global competitors for joint
replacement and trauma and extremities products and robotics;
the other three being Zimmer, Johnson & Johnson MedTech and
Smith & Nephew.

Composition of Orthopaedics Net Sales
	2025		2024		2023
Knees	$2,656	28%	$2,447	27%	$2,273	27%
Hips	1,865	20	1,704	19	1,544	18
Trauma and Extremities	3,948	42	3,507	39	3,147	38
Spinal Implants	185	2	707	8	713	9
Other	815	9	712	8	658	8
Total	$9,469	100%	$9,077	100%	$8,335	100%
In 2025 we continued to expand the global footprint of Mako
SmartRobotics, which is now available in more than 45 countries.
To date, over one million robotic Mako Total Knee procedures and more than two million robotic procedures across Mako Total
Knee, Mako Total Hip, and Mako Partial Knee have been
performed worldwide.
2025 also marked a significant period of product launches and new application development. Most notably, we introduced the
Mako 4 platform, a meaningful advancement for both newly
established and existing Mako sites. This platform is built around our Q‑Guidance system—an advanced guidance technology
designed to enable new hardware and software capabilities
across a broad range of subspecialties.
The first application released on the Mako 4 platform is the Total
Hip Advanced Primary and Revision application. We received
510(k) clearance for Mako Total Hip with Advanced Primary and
Revision with full market release in the third quarter of 2025.
Complex primary and revision total hip arthroplasty procedures often present challenges such as bone loss and absent
anatomical landmarks. With our advanced Mako Total Hip
solution, we aim to extend the benefits of Mako SmartRobotics™
to simplify these demanding cases. Mako Total Hip with
Advanced Primary and Revision represents Stryker’s first-to-
market, robotically enabled revision hip arthroplasty procedure.
We also introduced Mako Shoulder, which expands the
SmartRobotics suite of applications. Mako Shoulder integrates three market-leading technologies: Tornier implants, Blueprint planning software, and Mako SmartRobotics. The application
offers haptically guided preparation for Tornier Perform Reversed
Glenoid and Tornier Reversed Augmented Glenoid implants for
primary shoulder arthroplasty. We completed the first Mako
Shoulder cases in 2024, and the application remained in limited market release throughout 2025. Full commercial launch in the
United States is planned for the first quarter of 2026.
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
On December 31, 2025 we owned approximately 5,600 United
States patents and approximately 9,000 patents in other
countries.
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
We believe our commitment to innovation, quality and service and our reputation differentiates us in the highly competitive product categories in which we operate and enables us to
compete effectively. We believe that our competitive position in the future will depend largely on our ability to develop new products and make improvements to existing products.
Regulation
Our businesses are subject to varying degrees of governmental regulation in the countries in which we operate, and the general trend is toward increasingly stringent regulation. We are required to comply with the unique regulatory requirements of each
country in which we market and sell our products.
In the United States the Medical Device Amendments of 1976 to
the Federal Food, Drug and Cosmetic Act and its subsequent

Dollar amounts in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION	2025 FORM 10-K
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
The European Union enacted the European Union Medical
Device Regulation in May 2017 with an original effective date of
May 2022, which imposes stricter requirements for the marketing and sale of medical devices, including in the areas of clinical evaluation requirements, quality systems, labeling and post-
market surveillance. Extended transition timelines were published in 2023 which range from May 2026 through December 2028
depending on the type of device and we are on track to meet
these timelines.
Initiatives to limit the growth of general healthcare expenses and hospital costs are ongoing. These initiatives are sponsored by government agencies, legislative bodies and the private sector and include price regulation and competitive pricing. It is not possible to predict the long-term impact of such cost containment measures on our future business. In addition, business practices in the healthcare industry are scrutinized, particularly in the
United States, by federal and state government agencies. Any resulting investigations and prosecutions potentially carry the risk of significant civil and criminal penalties.
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
Employees
On December 31, 2025 we had approximately 56,000 employees
globally, with approximately 28,000 employees in the United
States. Our talented employees are an integral reason for our standing as a global leader in medical technologies where,
together with our customers, we are driven to make healthcare better. Our company values of integrity, accountability, people and performance are a key component of that mission. Our
people, as one of our core values, continue to be a key focus.
Our success depends on our ability to attract the best talent. To do so, we continue to focus on establishing and maintaining a great workplace. We believe in attracting the right people,
maintaining and building employee engagement and developing
our employees. We believe when people are able to do what they do best, they will look forward to coming to work and, in turn, will deliver great business results.
Our leadership team and Board of Directors receive regular
updates on our people and culture strategy and provide feedback on our strategy and goals, including alignment to our mission and values, peer benchmarking and stakeholder feedback.
Employee Development
Our employee development is extensive and exists at all levels of the organization, including company-wide training on our Code of
Conduct, job-related technical training and management and
leadership training. Our development programs include on-the-
job learning, coaching and mentoring, management and
leadership development courses, team building and collaboration training and immersive experiences with expert partners.
We encourage all employees to establish development
objectives, in partnership with their manager, to help employees gain the needed development experience to grow their careers.
Employee Engagement
An engaged workplace culture that drives performance and
business outcomes is central to our mission. Listening to and learning from our employees forms the foundation of an engaging culture. More than 90% of our employees participate in our
annual engagement survey, which provides a valued platform for listening and allows us to act on the feedback collected.
We supplement our annual engagement survey with targeted
pulse surveys to gather feedback on topics relevant to the current climate.
We also provide tools and resources that enable managers and teams to act on the insights we gain from our surveys and to drive employee engagement and strong business outcomes.
Inclusion
We believe our individual strengths, experiences, and
perspectives are essential for delivering on our mission. By caring for each other, we foster a culture where everyone feels heard and valued. How we work together is critical to our
success, and we believe it takes everyone. Every voice. Every person. Every connection.
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
alignment to our mission and values.
We offer market-competitive base pay and benefits to our
employees in countries around the world. We regularly evaluate

Dollar amounts in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION	2025 FORM 10-K
our compensation and benefit offerings and levels, using
recognized outside consulting firms to ensure internal fairness and competitiveness in our offerings.
Most of our employees also have variable compensation
components that reward employees based on individual,
business unit and/or company-wide performance.
Our proxy statement provides more detail on the competitive
compensation programs we offer to our executive officers.
Information about our Executive Officers

As of January 31, 2026
Name	Age	Title	First Became an Executive Officer
Kevin A. Lobo	60	Chair and Chief Executive Officer	2011
William E. Berry Jr.	60	Vice President, Chief Accounting Officer	2014
Dylan B. Crotty	49	Group President, Orthopaedics	2026
M. Kathryn Fink	56	Vice President, Chief Human Resources Officer	2016
Robert S. Fletcher	55	Vice President, Chief Legal Officer	2019
Debra King	54	Vice President, Chief Digital and Information Officer	2025
Viju S. Menon	58	Group President, Global Quality and Operations	2018
Kimberly A. Montagnino	38	Vice President, Chief Communications Officer	2025
J. Andrew Pierce	52	Group President, MedSurg and Neurotechnology	2021
Spencer S. Stiles	49	President and Chief Operating Officer	2021
Preston W. Wells	49	Vice President, Chief Financial Officer	2025
Each of our executive officers held the position above or served
Stryker in various executive or administrative capacities for at least five years, except for Ms. King and Ms. Montagnino. Prior to joining Stryker in May 2025, Ms. King served as the Chief
Technology Officer at Bunge for two years and as the Chief
Information Officer at Corteva, Inc. from 2017 to 2021. Prior to joining Stryker in June 2024, Ms. Montagnino held multiple
corporate affairs leadership roles with Johnson & Johnson during the previous eight years, most recently as Senior Director,
Communications Johnson & Johnson MedTech. While at Stryker,
Ms. Montagnino previously served as Vice President, Global
Communications.
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
•geopolitical risks, including from international conflicts and tariffs, which could, among other things, lead to increased
market volatility;
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
•supply chain disruptions;
•changes in labor markets;
•changes in coverage and reimbursement levels from third-
party payors;
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
•changes in financial markets;
•changes in our credit ratings;
•our ability to integrate and realize the anticipated benefits of acquisitions in full or at all or within the expected timeframes, including our acquisition of Inari Medical, Inc. ("Inari");
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
While we believe that the assumptions underlying such forward-
looking statements are reasonable, there can be no assurance that future events or developments will not cause such
statements to be inaccurate. All forward-looking statements

Dollar amounts in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION	2025 FORM 10-K
contained in this report are qualified in their entirety by this cautionary statement. We expressly disclaim any intention or obligation to publicly update or revise any forward-looking
statement to reflect any change in our expectations or in events, conditions or circumstances on which those expectations may be based, or that affect the likelihood that actual results will differ from those contained in the forward-looking statements
Trademarks
All trademarks or trade names referred to in this report are the property of the Company, or, to the extent trademarks or trade names belonging to other companies are referenced in this
report, the property of their respective owners. Solely for
convenience, the trademarks and trade names in this report are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that the Company or, to the extent applicable, their respective owners will not assert, to the fullest extent under applicable law, the Company’s or their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other
companies.

ITEM 1A.	RISK FACTORS.
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
BUSINESS AND OPERATIONAL RISKS
We use a variety of raw materials, components, devices and
third-party services in our global supply chains, production and distribution processes; significant shortages, price
increases or unavailability of third-party services have in the past increased, and could in the future increase, our
operating costs and could require significant capital
expenditures or adversely impact the competitive position of our products: Our reliance on certain suppliers to secure raw materials, components and finished devices, and on certain third-
party service providers, such as sterilization service providers, exposes us to the risk of product shortages and unanticipated increases in prices, whether due to inflationary pressure,
regulatory changes, litigation exposure, tariffs, geopolitical tensions or otherwise. For example, in the past we have
experienced limited product availability due to an electronic component shortage in certain product lines. If a similar shortage occurs in the future with respect to any raw materials or
components, we may not be able to obtain them from our
suppliers on a timely basis, or at all, or identify alternative suppliers. In addition, several raw materials, components,
finished devices and services are procured from a sole source due to, among other things, the quality considerations, unique intellectual property considerations or constraints associated with regulatory requirements. If sole-source suppliers or service providers are unable or unwilling to deliver these materials or services as a result of financial difficulties, business disruptions, acquisition by a third party, natural disasters, embargoes, tariffs or otherwise, we may not be able to manufacture or have
available one or more products during such period of
unavailability and our business could suffer, possibly materially.
In certain cases, we may not be able to establish additional or replacement suppliers for such materials or service providers for such services in a timely or cost-effective manner, often as a result of FDA and other regulations that require, among other things, validation of materials, components and services prior to their use in or with our products. In certain instances we have been unable to meet demand due to supply chain challenges,
which has led to loss of sales. Although the impacts have not been material to date, an inability to meet demand due to supply chain challenges in the future could materially adversely impact our reputation, the competitive position of our products and our business. In addition, recently enacted tariffs by the United States government and retaliatory measures by other governments
could adversely impact our supply chain or the availability of certain components. Any of the foregoing risks could have a
material adverse impact on our profitability and results of
operations.
In addition, in recent years, the market has experienced
inflationary pressures in part due to global supply chain
disruptions, labor shortages and other impacts following the
COVID-19 pandemic. Inflation in the United States and in many of the countries where we conduct business has resulted in, and may in the future result in, high interest rates and increased capital, energy, shipping and labor costs, weakening or
strengthening exchange rates against the United States Dollar and other similar effects. We have continued to experience, and may in the future experience, inflationary increases in
manufacturing costs and operating expenses, as well as negative impacts from weakening or strengthening exchange rates against the United States Dollar. Although we have been able to pass certain cost increases on to our customers, we have not been able to pass along all cost increases and we cannot guarantee that we will be able to do so in the future, including in connection with proposed or enacted tariffs. Inflation, high interest rates, interest rate volatility or proposed or enacted tariffs may also cause our customers to reduce or delay orders for our products and services. Any of the foregoing could have a material adverse impact on our sales, profitability and results of operations.
We are subject to pricing pressures as a result of cost
containment measures in the United States and other
countries and other factors, including changes in
reimbursement practices and coverage policies and third-
party payor cost containment measures: Initiatives to limit the growth of general healthcare expenses and hospital costs are ongoing and gaining increased attention in the markets in which we do business. These initiatives are sponsored by government agencies, legislative bodies and the private sector and include price regulation and competitive pricing. For example, China has implemented a volume-based procurement process designed to
decrease prices for medical devices and other products. Pricing pressure has also increased due to pressures on healthcare
budgets, continued consolidation among healthcare providers, trends toward managed care, the shift toward governments
becoming the primary payers of healthcare expenses, reduction in coverage or reimbursement levels and medical procedure
volumes and government laws and regulations relating to sales and promotion, reimbursement and pricing generally. Coverage policies and reimbursement levels can vary across the payer
community globally, regionally, and locally, and may affect which products customers purchase, the market acceptance rate for
new technologies and the prices customers are willing to pay for

Dollar amounts in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION	2025 FORM 10-K
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
We operate in a highly competitive industry in which
competition and the regulatory burden in the development
and improvement of new and existing products is
significant: The markets in which we compete are highly
competitive, and a significant element of our strategy is to increase revenue growth by focusing on innovation, new product development and improvement of existing products, including
connectivity solutions. New business models, products and
surgical procedures, as well as improvements to existing
products, are introduced on an ongoing basis and our present or future products could be rendered obsolete or uneconomical by internal or external technological advances, including by our existing competitors and new market entrants, which could
adversely impact demand for certain of our existing products. The success of our products and services depends on, among other things, our ability to properly identify customer needs and predict future needs, including connectivity solutions; innovate and develop new technologies, services and applications at an
accelerated pace; and appropriately allocate our research and development spending to products and services with higher
growth. Our existing competitors and new market entrants may respond more quickly to or integrate new or emerging
technologies such as robotics, artificial intelligence (AI) and machine learning in their product offerings, undertake more
extensive marketing campaigns, have greater access to clinical information to support ongoing product position in the market, have greater financial, marketing and other resources or be more successful in attracting potential customers, employees and
strategic partners. There can be no assurance that any products now in development, or that we may seek to develop in the
future, will achieve technological feasibility, obtain regulatory approval or gain market acceptance. If we are unable to develop and launch new products, our ability to maintain or expand our market position in the markets in which we participate may be negatively impacted.
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
disruptions of transportation, including port closures, increased border controls or border closures or reduced transportation availability, due to military conflicts, a global pandemic of contagious diseases; increased energy or transportation costs;
fluctuations in currency exchange rates and financial markets;
and increased security threats to our supply chain. For example, the United States has recently enacted and proposed to enact new tariffs. These developments, the perception they could
occur, or changes to the existing exemption framework may have a material adverse effect on global economic conditions and may significantly reduce global trade. Many of these risks are rapidly evolving and subject to an accelerating pace of change. Our
business could be adversely impacted if we are unable to
successfully manage these and other risks of global operations in an increasingly volatile environment. In addition, in many
countries, the laws and regulations applicable to us or our
industry are evolving, and we have in certain cases become
subject to divergent and conflicting laws and regulations across our operations, which has increased the risks we are subject to.
We may be unable to capitalize on previous or future
acquisitions: In addition to internally developed products, we invest in new products and technologies through acquisitions, including our acquisition of Inari in 2025. Such investments are inherently risky, and we cannot guarantee that any acquisition will be successful or will not have a material unfavorable impact on
us. The risks include the activities required and resources
allocated to integrate new businesses, a slower pace of
integration than initially projected, diversion of management time that could adversely affect management’s ability to focus on other

Dollar amounts in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION	2025 FORM 10-K
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
Emerging technologies such as generative AI may be used by
malicious actors to create more targeted phishing narratives, spread disinformation about us or our products or otherwise
strengthen social engineering capabilities. An increasing risk of civil unrest, political tensions, wars or other military conflicts may also impact the cybersecurity threat risk landscape. Some of our products, services, and information technology systems contain or use open-source software which poses particular risks,
including potential security vulnerabilities, licensing compliance issues and quality issues. We, our customers and third-party hosting services have experienced, and expect to continue to experience, security breaches of, unauthorized access to, and disruptions of, products or systems. While such breaches,
unauthorized access and disruptions have not had a material
effect on us to date, we cannot guarantee that any future breach or unauthorized access will not be material and any breach or unauthorized access could impact the use of such products and systems and the security of information stored therein. Although we have made investments and expect to continue to make
investments seeking to address these threats, including
monitoring of networks and systems, use of AI, hiring of experts, employee training, security policies for employees and third-party providers and designing, developing and maintaining processes and procedures to come into compliance with regulatory and
legal enactments such as Section 524B of the Federal Food,
Drug, and Cosmetic Act in the United States, the techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures.
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
major undertaking, both financially and from a management and personnel perspective. Any material disruptions, delays or
deficiencies in the design and implementation of our new ERP

Dollar amounts in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION	2025 FORM 10-K
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
Additionally, if we are unable to maintain an inclusive culture that aligns our workforce with our mission and values, it could
adversely impact our ability to recruit, hire, develop and retain key talent. Further, our remote and hybrid work practices, and ability to provide flexible and alternative work arrangements may not meet the needs or expectations of our employees, including senior management or other key employees, which could
negatively impact our ability to attract and retain highly skilled employees, or may harm our culture and/or decrease employee
engagement, which could adversely impact our ability to recruit, hire, develop and retain a talented, competitive workforce.
Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving executives and other key employees could hinder our strategic planning and execution. Changes in our management team may be disruptive to our business, and
any failure to successfully integrate key new hires or promoted employees could adversely affect our business and results of operations. The loss of the services of any of our senior
management or other key personnel, or our inability to attract highly qualified senior management and other key personnel,
could harm our business. Our ability to execute our business strategy could be impaired if we are unable to replace such
persons timely. In addition, recent legal and regulatory changes affect our ability to enforce post-termination obligations from certain employees with respect to non-competition, non-
solicitation and protection of confidential information. This may negatively impact our ability to retain employees and protect our information and relationships with customers and other third parties.
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
Jersey, Puerto Rico, Tennessee, Texas, Utah and Washington,
and outside the United States in China, France, Germany,
Ireland, Mexico, the Netherlands, Poland, Switzerland and
Turkey. Damage to our facilities, to our suppliers’ or service providers’ facilities, or to our central distribution centers as a result of natural disasters, fires, explosions or otherwise, as well as issues in our manufacturing arising from a failure to follow specific internal protocols and procedures, compliance concerns relating to the quality systems regulation, equipment breakdown or malfunction, IT system failures or cybersecurity incidents, environmental hazard incidents or changes to environmental
regulations or other factors, could adversely affect the availability of our products. In the event of an interruption in manufacturing, we may be unable to move quickly to alternate means of
producing and distributing affected products to meet customer demand. In the event of a significant interruption, we may
experience lengthy delays in resuming production or distribution of affected products due to the need for regulatory approvals, and we may experience loss of market share, additional expense and harm to our reputation.
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
Our use of AI and other emerging technologies could
adversely impact our business and financial results: We
have begun to deploy AI and other emerging technologies in
various facets of our operations and products and we continue to explore further use cases. The rapid advancement of these
technologies presents opportunities for us in research,
manufacturing, commercialization, and other business
endeavors, but also entails risks, including that AI-generated content, analyses, or recommendations we utilize could be
deficient, that our competitors may more quickly or effectively adopt AI capabilities, or that our use of AI or other emerging

Dollar amounts in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION	2025 FORM 10-K
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
LEGAL AND REGULATORY RISKS
Current economic and political conditions make tax rules in
jurisdictions subject to significant change: Our future results of operations could be affected by changes in the effective tax rate as a result of changes in tax laws, regulations and judicial rulings. We are continuing to evaluate the impact of tax reform in the countries in which we operate as new guidance is published and new regulations are adopted. In addition, further changes in the tax laws could arise, including as a result of the base erosion and profit shifting project undertaken by the Organisation for
Economic Cooperation and Development (OECD). The OECD,
which represents a coalition of member countries, has put forth two proposed frameworks that revise the existing profit allocation and nexus rules (Pillar 1) and ensure a minimal level of taxation
(Pillar 2), respectively, and several countries enacted tax
legislation based on these frameworks. In January 2026 the
OECD released Administrative Guidance containing the Side-by-
Side system (SbS System) and introduced two new Pillar 2 safe harbors for multinationals headquartered in jurisdictions including the United States with eligible tax systems. The safe harbors must now be legislated domestically by each country with
enacted Pillar 2 legislation impacted by the new OECD
Administrative Guidance. These tax law changes and any
additional contemplated tax law changes could impact tax
expense in future periods.
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
Income tax audits associated with the allocation of income and other complex issues, including inventory transfer pricing and cost sharing, product royalty and foreign branch arrangements, may require an extended period to resolve and may result in
significant income tax adjustments including the assessment of additional income taxes, interest and penalties. For example, we received a final audit report and assessments from the German
Federal Central Tax Office ("FCTO") related to audits of tax years
2010 through 2017. Although we intend to defend our filing
positions through the FCTO independent appeals process and, if necessary, litigation, there can be no assurance that we will be successful. If the resolution of this matter results in additional
German income taxes, we intend to seek associated foreign tax credits, but such credits may not be available on a timely basis or at all, or may not fully offset any additional liability. Any such outcome could materially adversely affect our business, financial condition and results of operations. See Note 11 to our
Consolidated Financial Statements for more information.
The impact of healthcare reform legislation on our business
remains uncertain: Several markets where we sell our products are making efforts to expand access to healthcare or health
insurance coverage while decreasing costs. These efforts may have a direct or unintended negative impact on access to medical technology and could have a significant effect on our business.
Both in the United States and internationally, governmental
authorities may make legislative or administrative reforms to existing reimbursement programs, make adverse decisions
relating to our products’ coverage or reimbursement, or make changes to patient access to healthcare, all of which could
adversely impact the demand for and usage of our products or the prices that our customers are willing to pay for them. We cannot predict what healthcare programs and regulations could ultimately be implemented at the federal or state level or the effect that any future legislation or regulation in the United States may have on our business. Similarly, we cannot predict the
impact that healthcare reform legislation in other countries where we sell our products may have on our business.

Dollar amounts in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION	2025 FORM 10-K
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
We are subject to federal, state and foreign healthcare
regulations, including anti-bribery, anti-corruption, anti-
kickback and false claims laws, globally and could face
substantial penalties if we fail to comply with such
regulations and laws: The relationships that we, and third
parties that market and/or sell our products, have with healthcare professionals, such as physicians, hospitals, healthcare
organizations and others, are subject to scrutiny under various state and federal laws often referred to collectively as healthcare fraud and abuse laws. In addition, the United States and foreign government regulators have increased the enforcement of the
Foreign Corrupt Practices Act (FCPA) and other anti-bribery and anti-kickback laws. We also must comply with a variety of other laws that impose extensive tracking and reporting related to all transfers of value provided to certain healthcare professionals and others. These laws and regulations are broad in scope and are subject to evolving interpretation and we have in the past been, and in the future could be, required to incur substantial costs to investigate, audit and monitor compliance or to alter our practices. Violations or alleged violations of these laws have in the past resulted and could in the future result in investigations, litigation or government proceedings, and we have been and may in the future be subject to criminal or civil penalties and
sanctions, including substantial fines, imprisonment of current or former employees and exclusion from participation in
governmental healthcare programs. For example, in 2013 and
2018 we settled claims brought by the SEC related to the FCPA.
Pursuant to these settlements, we paid fines and penalties and retained an independent compliance consultant. We continue to implement recommendations that resulted from the independent compliance consultant’s review of our commercial practices to enhance our commercial business practices. In addition, as
disclosed in our prior filings, we were previously contacted by the
SEC, the United States Department of Justice, and other
regulatory authorities involving whether certain business activities in certain foreign countries violated provisions of the FCPA and analogous local laws. We have completed our investigation into these matters. On April 1, 2025, and December 16, 2025, we
were informed by the DOJ and SEC, respectively, that each
agency had closed its inquiry. We are currently responding to inquiries by certain foreign authorities arising in the normal course of business, however, we do not expect these matters to have a material effect, if any, on our financial statements.
We are subject to privacy, data protection and data security regulations and laws globally, and could face substantial
penalties if we fail to comply with such regulations and laws:
We are subject to a variety of laws and regulations globally regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer and security of personally identifiable healthcare
information and the development and use of AI in sharing certain data. For example, in the United States, privacy and security regulations under the Health Insurance Portability and
Accountability Act of 1996, including the expanded requirements under the Health Information Technology for Economic and
Clinical Health Act of 2009, establish comprehensive standards with respect to the use and disclosure of protected health
information (PHI), by covered entities, in addition to setting standards to protect the confidentiality, integrity and security of
PHI. Regulators are also imposing new data privacy and security requirements, including new and greater monetary fines for
privacy violations. For example, the European Union’s General
Data Protection Regulation (GDPR) established rules regarding the handling of personal data. Non-compliance with the GDPR
may result in monetary penalties of up to 4% of total company revenue. Various government authorities within the United States and around the world have imposed or are considering similar types of laws and regulations, data breach reporting and
penalties for non-compliance or unauthorized disclosure and
increasing security requirements. These laws and regulations are broad in scope and are subject to evolving interpretation and enforcement and we have in the past been, and in the future
could be, required to incur substantial costs to monitor
compliance or to alter our practices. As new privacy-related laws and AI-related regulations are implemented, the time and
resources needed for us to comply with such laws and
regulations, as well as our potential liability for non-compliance and reporting obligations in the case of data breaches, have increased and may further increase.
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
outcomes are not predictable. Further, the European
Representative Actions Directive (the Collective Redress
Directive) mandates a class action regime in each EU member

Dollar amounts in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION	2025 FORM 10-K
state to facilitate domestic and cross-border class actions in a wide range of areas, including product liability claims with medical devices. The European Product Liability Directive was revised in 2024 and will become fully adopted into each member state’s national laws by December 9, 2026. The revised Product
Liability Directive and Collective Redress Directive exposes us to additional litigation risks and could result in significant legal expenses. In addition, we may incur significant legal expenses or reputational damage for product liability claims regardless of whether we are found to be liable.
Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from
selling certain of our products: The medical device industry is characterized by extensive intellectual property litigation and, from time to time, we are the subject of claims of infringement or misappropriation. Regardless of the outcome, such claims are expensive to defend and divert management and operating
personnel from other business issues. A successful claim or
claims of patent or other intellectual property infringement against us could result in payment of significant monetary damages and/
or royalty payments or negatively impact our ability to sell current or future products in the affected category.
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
MARKET RISKS
We have exposure to exchange rate fluctuations on cross border transactions and translation of local currency results into United
States Dollars: We report our financial results in United States
Dollars and approximately 24% of our net sales are denominated in foreign currencies, including the Australian Dollar, British
Pound, Canadian Dollar, Euro and Japanese Yen. Cross border
transactions with external parties, financing transactions in currencies other than the United States Dollar and intercompany relationships result in increased exposure to foreign currency exchange effects. While we use derivative instruments to
manage the impact of currency exchange, our hedging strategies may not be successful, and our unhedged exposures continue to be subject to currency fluctuations. In addition, the weakening or strengthening of the United States Dollar results in favorable or unfavorable translation effects when the results of our foreign locations are translated into United States Dollars. Currency exchange rates continue to be volatile, and these currency
fluctuations have affected, and may continue to affect, our results of operations.
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
ENVIRONMENTAL, SOCIAL AND GOVERNANCE RISKS
We could be negatively impacted by evolving requirements
and expectations related to corporate responsibility and
sustainability-related matters, including those related to
climate: Governments, investors, customers, employees and
other stakeholders have been focused on corporate responsibility practices and disclosures, and expectations in this area continue to rapidly evolve, including in diverging directions. On occasion, we announce new initiatives and make disclosures, including
goals, relating to various corporate responsibility matters.
Implementation of these initiatives involves risks and
uncertainties, requires investments and depends in part on third-
party performance or data that is outside our control. We cannot guarantee that we will achieve our announced corporate
responsibility initiatives. If we fail or are perceived to have failed to achieve previously announced initiatives or goals, comply with corporate responsibility laws and regulations, meet evolving expectations or accurately disclose our progress, we could face legal and regulatory proceedings and our reputation, business, financial condition and results of operations could be adversely impacted. Furthermore, there is no guarantee that we will satisfy the evolving and diverging expectations of our various
stakeholders on corporate responsibility matters, and a failure to satisfy the expectations of any key stakeholder group could result in, among other things, reduced demand for our products,
reduced profits, increased investigations and litigation and an increased risk of reputational damage. If we are unable to satisfy evolving and diverging expectations on these matters, certain investors and other stakeholders may conclude that our policies and/or actions with respect to corporate responsibility matters are inadequate or undesirable.
Physical weather events, as well as legal, regulatory or
market measures related to environmental, climate and other
sustainability matters, could adversely affect our operations and operating results: Weather-related events and evolving
environmental conditions may result in operational, supply chain and infrastructure disruptions. Such events, including hurricanes, tornadoes, wildfires, droughts, extreme temperatures, flooding, and other natural disasters, could damage our facilities and products, or those of our suppliers, disrupt manufacturing and distribution, reduce workforce availability, increase raw material and component costs, increase liabilities, or adversely affect the operations of hospitals, medical care facilities and other
customers, any of which could negatively impact our results of operations. In addition, sustainability-related matters continue to be the subject of regulatory, legal and market attention.
Regulatory requirements and enforcement approaches may
evolve, differ by jurisdiction, or change over time, including through the adoption, modification, interpretation, or enforcement

Dollar amounts in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION	2025 FORM 10-K
of environmental laws and regulations. Such developments may increase compliance costs, create uncertainty, affect raw material availability and sourcing, require operational changes, or
otherwise adversely affect our manufacturing, supply chain,
distribution activities or operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C.	CYBERSECURITY.
RISK MANAGEMENT AND STRATEGY
We review cybersecurity risk as part of our overall enterprise risk management program. This ensures that cybersecurity risk
management remains a top priority in our business strategy and operations.
MANAGEMENT'S ROLE IN MANAGING RISK
Primary management responsibility for assessing, monitoring and managing our cybersecurity risks rests with our chief information security officer ("CISO"). Our current CISO has over 30 years of experience in information technology and cybersecurity in the
United States military, retail and healthcare sectors and oversees our team of cybersecurity professionals. The CISO is regularly informed about recent developments in cybersecurity, including potential threats and innovative risk management techniques.
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
We use a cross-departmental approach to addressing
cybersecurity risk, with our cybersecurity, product security and legal teams presenting quarterly on key topics to a committee of leaders in technology, legal, finance, regulatory and corporate affairs functions. This leadership committee meets quarterly to ensure that we have input and oversight from critical
stakeholders into our cybersecurity program and evolving issues.
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
As part of our cybersecurity risk management program, we also conduct cybersecurity, data protection, and privacy assessments on all third parties who integrate with Stryker’s data, network, systems and products. We use a combination of internal and
external tools to confirm that these third parties meet our security requirements. We leverage standard industry threat model and privacy impact assessment concepts to confirm that data
minimization and adequate data protections are in place. We
perform supplemental reviews as necessary, commensurate with the risk associated with each vendor.
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
Our CISO provides comprehensive updates to the Audit
Committee at least three times a year and the full Board of
Directors periodically. These briefings include a range of topics, including:
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
We have approximately 27 company-owned and 306 leased
locations worldwide including 55 manufacturing locations. We believe that our properties are in good operating condition and adequate for the manufacture and distribution of our products.
We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

ITEM 3.	LEGAL PROCEEDINGS.
We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of our business, including proceedings related to product, labor, tax, intellectual property and other matters. Refer to Notes 7 and 11 to our Consolidated
Financial Statements for further information.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

Dollar amounts in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION	2025 FORM 10-K

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the New York Stock Exchange
under the symbol SYK.
Our Board of Directors considers payment of cash dividends at its quarterly meetings. On January 31, 2026 there were 2,323 shareholders of record of our common stock.
We did not repurchase any shares in the three months ended
December 31, 2025 and the total dollar value of shares that could be acquired under our authorized repurchase program at
December 31, 2025 was $1,033.
In the fourth quarter 2025 we did not issue shares of our common stock as performance incentive awards to employees. When
issued, these shares are not registered under the Securities Act of 1933 based on the conclusion that the awards are not events of sale within the meaning of Section 2(a)(3) of the Act.
The following graph compares our total returns (including
reinvestment of dividends) against the Standard & Poor’s (S&P)
500 Index and the S&P 500 Health Care Index. The graph
assumes $100 (not in millions) invested on December 31, 2020 in our common stock and each of the indices.

Company / Index	2020	2021	2022	2023	2024	2025
Stryker Corporation	$100.00	$110.22	$102.05	$126.33	$153.30	$151.03
S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
S&P 500 Health Care Index	$100.00	$126.13	$123.67	$126.21	$129.46	$148.36

Dollar amounts in millions except per share amounts or as otherwise specified.	14

STRYKER CORPORATION	2025 FORM 10-K

ITEM 6.	SELECTED FINANCIAL DATA.

Statement of Earnings Data	2025	2024	2023	2022	2021
Net sales	$25,116	$22,595	$20,498	$18,449	$17,108
Cost of sales	9,051	8,155	7,440	6,871	6,140
Gross profit	$16,065	$14,440	$13,058	$11,578	$10,968
Research, development and engineering expenses	1,623	1,466	1,388	1,454	1,235
Selling, general and administrative expenses	8,651	7,685	7,111	6,386	6,266
Amortization of intangible assets	732	623	635	627	619
Goodwill and other impairments	170	977	36	270	264
Total operating expenses	$11,176	$10,751	$9,170	$8,737	$8,384
Operating income	$4,889	$3,689	$3,888	$2,841	$2,584
Interest expense	(607)	(409)	(363)	(341)	(354)
Other income	232	212	148	183	51
Earnings before income taxes	$4,514	$3,492	$3,673	$2,683	$2,281
Income taxes	1,268	499	508	325	287
Net earnings	$3,246	$2,993	$3,165	$2,358	$1,994

Net earnings per share of common stock:
Basic	$8.49	$7.86	$8.34	$6.23	$5.29
Diluted	$8.40	$7.76	$8.25	$6.17	$5.21

Dividends declared per share of common stock	$3.400	$3.240	$3.050	$2.835	$2.585

Balance Sheet Data
Cash, cash equivalents and current marketable securities	$4,100	$3,743	$3,053	$1,928	$3,019
Accounts receivable, net	4,039	3,987	3,765	3,565	3,022
Inventories	5,310	4,774	4,843	3,995	3,314
Property, plant and equipment, net	3,876	3,448	3,215	2,970	2,833
Total assets	$47,844	$42,971	$39,912	$36,884	$34,631
Accounts payable	1,799	1,679	1,517	1,413	1,129
Total debt	15,859	13,597	12,995	13,048	12,479
Shareholders’ equity	$22,420	$20,634	$18,593	$16,616	$14,877

Cash Flow Data
Net cash provided by operating activities	$5,044	$4,242	$3,711	$2,624	$3,263
Purchases of property, plant and equipment	761	755	575	588	525
Depreciation	461	427	393	371	371
Acquisitions, net of cash acquired	4,960	1,628	390	2,563	339
Amortization of intangible assets	732	623	635	627	619
Payments of dividends	1,284	1,219	1,139	1,051	950

Other Data
Number of shareholders of record	2,334	2,520	2,518	2,533	2,551
Approximate number of employees	56,000	53,000	52,000	51,000	46,000

Dollar amounts in millions except per share amounts or as otherwise specified.	15

STRYKER CORPORATION	2025 FORM 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Orthopaedics. MedSurg and Neurotechnology products include
surgical equipment and navigation systems (Instruments),
endoscopic and communications systems (Endoscopy), patient
handling, emergency medical equipment and intensive care
disposable products (Medical), minimally invasive products for the treatment of acute ischemic and hemorrhagic stroke and
venous thromboembolism (Vascular), a comprehensive line of
products for traditional brain and open skull-based surgical procedures; orthobiologic and biosurgery products, including synthetic bone grafts and vertebral augmentation products
(Neuro Cranial). Orthopaedics products consist primarily of
implants used in hip and knee joint replacements and trauma and extremity surgeries.
Macroeconomic Environment
In 2025 the United States government has announced new tariffs on goods imported into the United States from dozens of
countries, including China and the European Union member
states. In response, governments have threatened or imposed
reciprocal tariffs or taken other measures, and the United States is in the process of negotiating with certain governments. We continue to monitor and evaluate the situation. Tariffs are
expected to continue to result in an increase in certain product costs or have adverse impacts on, among other things, demand for our products and supply chains. The overall macroeconomic and geopolitical environment, including tariffs or changes in trade policies, slower economic growth or recession, market volatility and inflation, and uncertainty regarding all of the foregoing, pose risks that could impact our business and results of operations.
For more information about these risks, see Item 1A. "Risk
Factors."
Overview of 2025
In 2025 we achieved reported net sales growth of 11.2%.
Excluding the impact of acquisitions and divestitures, sales grew
10.3% in constant currency. We reported net earnings of $3,246 and net earnings per diluted share of $8.40. Excluding the impact of certain items, we achieved adjusted net earnings(1) of $5,267 and adjusted net earnings per diluted share(1) of $13.63
representing growth of 11.8%.
We continued our capital allocation strategy by investing $4,960 in acquisitions and paying $1,284 in dividends to our
shareholders.
In 2025 we completed various acquisitions for total consideration of $4,960, net of cash acquired. Refer to Note 6 to our
Consolidated Financial Statements for further information.
In February 2025 we entered into a new revolving credit
agreement that replaces our previous agreement dated October
2021. The primary changes included increasing the aggregate
principal amount of the facility by $750 to $3,000 and extending the maturity date to February 25, 2030. On December 31, 2025 there were no borrowings outstanding under our revolving credit facility or our commercial paper program which allows for
maturities up to 397 days from the date of issuance. The
maximum amount of our commercial paper that can be
outstanding at any time is $3,000.
In February 2025 we issued $500 of 4.550% senior unsecured
notes due February 10, 2027, $700 of 4.700% senior unsecured notes due February 10, 2028, $800 of 4.850% senior unsecured notes due February 10, 2030 and $1,000 of 5.200% senior
unsecured notes due February 10, 2035. In the second quarter
2025 we repaid $650 of 1.150% senior unsecured notes and in
the fourth quarter 2025 we repaid $750 of 3.375% senior
unsecured notes.
(1)Refer to "Non-GAAP Financial Measures" for a discussion of non-GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.

Dollar amounts in millions except per share amounts or as otherwise specified.	16

STRYKER CORPORATION	2025 FORM 10-K

CONSOLIDATED RESULTS OF OPERATIONS

				Percent Net Sales			Percentage Change
	2025	2024	2023	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net sales	$25,116	$22,595	$20,498	100.0%	100.0%	100.0%	11.2%	10.2%
Gross profit	16,065	14,440	13,058	64.0	63.9	63.7	11.3	10.6
Research, development and engineering expenses	1,623	1,466	1,388	6.5	6.5	6.8	10.7	5.6
Selling, general and administrative expenses	8,651	7,685	7,111	34.4	34.0	34.7	12.6	8.1
Amortization of intangible assets	732	623	635	2.9	2.8	3.1	17.5	(1.9)
Goodwill and other impairments	170	977	36	0.7	4.3	0.2	nm	nm
Interest expense	(607)	(409)	(363)	(2.4)	(1.8)	(1.8)	48.4	12.7
Other income	232	212	148	0.9	0.9	0.8	9.4	43.2
Income taxes	1,268	499	508	nm	nm	nm	154.1	(1.8)
Net earnings	$3,246	$2,993	$3,165	12.9%	13.2%	15.4%	8.5%	(5.4)%

Net earnings per diluted share	$8.40	$7.76	$8.25				8.2%	(5.9)%
Adjusted net earnings per diluted share(1)	$13.63	$12.19	$10.60				11.8%	15.0%
nm - not meaningful

Geographic and Segment Net Sales				Percentage Change
				2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	As Reported	Constant Currency	As Reported	Constant Currency
Geographic:
United States	$19,006	$16,943	$15,257	12.2%	12.2%	11.0%	11.0%
International	6,110	5,652	5,241	8.1	6.4	7.9	9.8
Total	$25,116	$22,595	$20,498	11.2%	10.7%	10.2%	10.7%
Segment:
MedSurg and Neurotechnology	$15,647	$13,518	$12,163	15.7%	15.4%	11.1%	11.6%
Orthopaedics	9,469	9,077	8,335	4.3	3.8	8.9	9.4
Total	$25,116	$22,595	$20,498	11.2%	10.7%	10.2%	10.7%

Supplemental Net Sales Growth Information
				Percentage Change
				2025 vs. 2024					2024 vs. 2023
						United States	International				United States	International
	2025	2024	2023	As Reported	Constant Currency	As Reported	As Reported	Constant Currency	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
MedSurg and Neurotechnology:
Instruments	$3,183	$2,834	$2,534	12.3%	11.9%	13.0%	9.5%	7.5%	11.9%	12.1%	12.5%	9.5%	10.6%
Endoscopy	3,807	3,389	3,068	12.3	12.3	12.2	12.8	12.4	10.5	11.0	11.1	7.7	10.7
Medical	4,204	3,852	3,459	9.1	8.8	10.0	4.8	2.8	11.4	11.7	14.6	(2.0)	(0.3)
Vascular	1,968	1,307	1,226	50.6	50.0	107.5	14.8	13.4	6.6	8.2	4.7	7.9	10.5
Neuro Cranial	2,485	2,136	1,876	16.3	15.9	16.5	15.5	13.1	13.9	14.1	15.0	8.7	10.2
	$15,647	$13,518	$12,163	15.7%	15.4%	17.0%	11.3%	9.7%	11.1%	11.6%	12.7%	5.9%	7.9%
Orthopaedics:
Knees	$2,656	$2,447	$2,273	8.5%	8.2%	7.6%	11.0%	9.7%	7.6%	8.2%	6.7%	10.4%	12.2%
Hips	1,865	1,704	1,544	9.5	8.9	7.4	12.9	11.2	10.3	11.3	7.2	15.9	18.4
Trauma and Extremities	3,948	3,507	3,147	12.6	11.8	13.1	11.0	8.2	11.4	11.6	12.6	8.3	9.1
Other	815	712	658	14.5	14.0	18.2	5.3	3.6	8.1	9.6	7.3	10.1	15.4
	9,284	8,370	7,622	10.9%	10.3%	10.9%	11.0%	9.0%	9.8%	10.4%	9.3%	10.9%	12.8%
Spinal Implants	185	707	713	(73.9)	(73.9)	(76.0)	(69.3)	(69.2)	(0.7)	(0.3)	(2.1)	2.5	3.8
	$9,469	$9,077	$8,335	4.3%	3.8%	4.3%	4.4%	2.6%	8.9%	9.4%	8.4%	10.2%	12.0%
Total	$25,116	$22,595	$20,498	11.2%	10.7%	12.2%	8.1%	6.4%	10.2%	10.7%	11.0%	7.9%	9.8%

Consolidated Net Sales
Consolidated net sales in 2025 increased 11.2% as reported and
10.7% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.5%. Excluding the 0.4% impact of acquisitions and divestitures, net sales in constant currency increased by 9.9% from increased unit volume and 0.4% due to higher prices. The unit volume increase was primarily due to higher shipments across all businesses.
Consolidated net sales in 2024 increased 10.2% as reported and
10.7% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.5%. Excluding the 0.5%
impact of acquisitions and divestitures, net sales in constant currency increased by 9.1% from increased unit volume and
1.1% due to higher prices. The unit volume increase was due to higher shipments across all MedSurg and Neurotechnology
businesses and most Orthopaedics businesses.

Dollar amounts in millions except per share amounts or as otherwise specified.	17

STRYKER CORPORATION	2025 FORM 10-K
MedSurg and Neurotechnology Net Sales
MedSurg and Neurotechnology net sales in 2025 increased
15.7% as reported and 15.4% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.3%.
Excluding the 4.7% impact of acquisitions and divestitures, net sales in constant currency increased by 10.0% from increased unit volume and 0.7% due to higher prices. The unit volume
increase was due to higher shipments across all MedSurg and
Neurotechnology businesses.
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
Orthopaedics Net Sales
Orthopaedics net sales in 2025 increased 4.3% as reported and
3.8% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.5%. Excluding the 5.7% impact of acquisitions and divestitures, net sales in constant currency increased by 9.6% from increased unit volume partially offset by
0.1% due to lower prices. The unit volume increase was due to higher shipments across most Orthopaedics businesses.
Orthopaedics net sales in 2024 increased 8.9% as reported and
9.4% in constant currency, as foreign currency exchange rates negatively impacted net sales by 0.5%. Excluding the 0.7%
impact of acquisitions and divestitures, net sales in constant currency increased by 8.7% from increased unit volume. The unit volume increase was due to higher shipments across all
Orthopaedics businesses.
Gross Profit
Gross profit was $16,065, $14,440 and $13,058 in 2025, 2024, and 2023. The key components of the change were:

Gross Profit Percent Net Sales
2023	63.7%
Sales pricing	40 bps
Volume and mix	60 bps
Manufacturing and supply chain costs	(40) bps
Inventory stepped up to fair value	(20) bps
Structural optimization and other special charges	(20) bps
2024	63.9%
Sales pricing	10 bps
Volume and mix	70 bps
Manufacturing and supply chain costs	0 bps
Inventory stepped up to fair value	(60) bps
Structural optimization and other special charges	(10) bps
2025	64.0%
Gross profit as a percentage of net sales increased to 64.0% in
2025 from 63.9% in 2024 primarily due to higher sales pricing and favorable volume partially offset by higher amortization of inventory stepped up to fair value.
Gross profit as a percentage of net sales increased to 63.9% in
2024 from 63.7% in 2023 due to higher sales pricing and
favorable volume offset by higher manufacturing and supply
chain costs primarily due to inflationary pressures impacting fixed and variable manufacturing costs as well as higher amortization of inventory stepped up to fair value.
While segment mix was not a significant driver of the change in gross profit as a percent of net sales between 2025, 2024 and
2023, we generally expect segment mix to have an unfavorable impact for the foreseeable future as we anticipate more rapid sales growth in our lower gross margin MedSurg and
Neurotechnology segment than our Orthopaedics segment.
Research, Development and Engineering Expenses
Research, development and engineering expenses as a
percentage of net sales in 2025 of 6.5% remained flat with 2024.
Research, development and engineering expenses as a
percentage of net sales in 2024 decreased to 6.5% from 6.8% in
2023 primarily due to lower spend on medical device regulations in the European Union.
Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of net sales in 2025 increased to 34.4% from 34.0% in 2024
primarily due to higher acquisition-related costs and continued
investments to support our growth. A charge of $139 for share-
based awards for Inari employees that vested upon our
acquisition is included in 2025.
Selling, general and administrative expenses as a percentage of net sales in 2024 decreased to 34.0% from 34.7% in 2023
primarily due to continued spend discipline and lower charges for structural optimization and certain legal matters partially offset by higher acquisition-related costs.
Amortization of Intangible Assets
Amortization of intangible assets was $732, $623 and $635 in
2025, 2024 and 2023. These amounts include amortization
related to intangible assets acquired in 2025 from Inari, 2024 from various acquisitions and 2023 from Cerus Endovascular
Limited (Cerus). Refer to Notes 6 and 8 to our Consolidated
Financial Statements for further information.
Goodwill and Other Impairments
Goodwill and other impairments of $170, $977 and $36 were
recorded in 2025, 2024 and 2023.
In 2024 we recorded goodwill impairment charges of $456 related to our Spine business and recognized an estimated loss of $362 as a result of classifying certain assets in our Spinal Implants business as held for sale. Refer to Notes 8 and 16 to our
Consolidated Financial Statements for further information.
In 2025, 2024 and 2023 we recorded other impairments of $109,
$159 and $36. Refer to Note 15 to our Consolidated Financial
Statements for further information.
Operating Income
Operating income was $4,889, $3,689 and $3,888 in 2025, 2024 and 2023. Operating income increased as a percentage of sales to 19.5% in 2025 from 16.3% in 2024 and increased from 19.0%
in 2023. Refer to the comments above for discussion of the
primary drivers of the change.
MedSurg and Neurotechnology operating income as a
percentage of net sales increased to 29.9% in 2025 from 29.6%
in 2024. MedSurg and Neurotechnology operating income as a
percentage of net sales increased to 29.6% in 2024 from 28.5%
in 2023. Orthopaedics operating income as a percentage of net sales increased to 29.8% in 2025 from 28.5% in 2024.
Orthopaedics operating income as a percentage of net sales
increased to 28.5% in 2024 from 27.2% in 2023. The key
components of the change were:

Dollar amounts in millions except per share amounts or as otherwise specified.	18

STRYKER CORPORATION	2025 FORM 10-K

Operating Income Percent Net Sales
	MedSurg and Neurotechnology	Orthopaedics
2023	28.5%	27.2%
Sales pricing	70 bps	0 bps
Volume	40 bps	70 bps
Manufacturing and supply chain costs	(40) bps	(20) bps
Research, development and engineering expenses	0 bps	10 bps
Selling, general and administrative expenses	40 bps	70 bps
2024	29.6%	28.5%
Sales pricing	30 bps	0 bps
Volume	90 bps	30 bps
Manufacturing and supply chain costs	80 bps	(90) bps
Research, development and engineering expenses	(30) bps	50 bps
Selling, general and administrative expenses	(140) bps	140 bps
2025	29.9%	29.8%
The increase in MedSurg and Neurotechnology operating income as a percentage of net sales in 2025 from 2024 was primarily driven by higher unit volumes and prices, and lower
manufacturing and supply chain costs partially offset by higher selling, general and administrative expenses due to the
acquisition of Inari.
The increase in MedSurg and Neurotechnology operating income as a percentage of net sales in 2024 from 2023 was primarily driven by higher unit volumes, higher prices and a decrease in selling, general and administrative expenses as a percentage of sales partially offset by higher manufacturing and supply chain costs.
The increase in Orthopaedics operating income as a percentage of net sales for 2025 from 2024 was primarily by driven lower selling, general and administrative expenses and higher unit volumes partially offset by higher manufacturing and supply chain costs.
The increase in Orthopaedics operating income as a percentage of net sales for 2024 from 2023 was primarily driven by higher sales volumes and a decrease in selling, general and
administrative expenses as a percentage of sales partially offset by higher manufacturing and supply chain costs.
Interest Expense
Interest expense was $607, $409 and $363 in 2025, 2024 and
2023. The increase in 2025 from 2024 was due to increased
interest expense from our 2025 debt issuances. The increase in
2024 from 2023 was primarily due to the impact of additional interest expense from our 2024 debt issuances.
Other Income
Other income was $232, $212 and $148 in 2025, 2024 and 2023.
The increase in 2025 from 2024 was primarily due to higher
interest income in 2025. The increase in 2024 from 2023 was
primarily due to higher interest income.
Income Taxes
Our effective tax rate was 28.1%, 14.3% and 13.8% for 2025,
2024 and 2023. The effective income tax rate for 2025 increased from 2024 due to the 2025 tax effect of transfers of intellectual property between tax jurisdictions and the 2024 tax effect of the sale of the Spinal Implants business. The effective income tax rate for 2024 increased from 2023 due to the 2023 tax effect of transfers of intellectual property between tax jurisdictions offset by the 2024 tax effect of the sale of the Spinal Implants business.
Our future results of operations could be affected by changes in the effective tax rate as a result of changes in tax laws,
regulations and judicial rulings. We are continuing to evaluate the impact of tax reform in the countries in which we operate as new guidance is published and new regulations are adopted. In
addition, further changes in the tax laws could arise, including as a result of the base erosion and profit shifting project undertaken by the Organisation for Economic Cooperation and Development
(OECD). The OECD, which represents a coalition of member
countries, has put forth two proposed frameworks that revise the existing profit allocation and nexus rules (Pillar 1) and ensure a minimal level of taxation (Pillar 2), respectively, and several countries enacted tax legislation based on these frameworks. In
January 2026, the OECD released Administrative Guidance
containing the SbS System and introduced two new Pillar 2 safe harbors for multinationals headquartered in jurisdictions including the United States with eligible tax systems. The safe harbors must now be legislated domestically by each country with
enacted Pillar 2 legislation impacted by the new OECD
Administrative Guidance. These tax law changes and any
additional contemplated tax law changes, could impact tax
expense in future periods.
Net Earnings
Net earnings for 2025 increased to $3,246 or $8.40 per diluted share from $2,993 or $7.76 per diluted share in 2024 and $3,165 or $8.25 per diluted share in 2023. Refer to the comments above for discussion of the primary drivers of the change.
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
prior year results at the same foreign currency exchange rates excluding the impact of acquisitions and divestitures. To measure earnings performance on a consistent and comparable basis, we

Dollar amounts in millions except per share amounts or as otherwise specified.	19

STRYKER CORPORATION	2025 FORM 10-K
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
The weighted-average diluted shares outstanding used in the
calculation of adjusted net earnings per diluted share are the same as those used in the calculation of reported net earnings per diluted share for the respective period.

Dollar amounts in millions except per share amounts or as otherwise specified.	20

STRYKER CORPORATION	2025 FORM 10-K

Reconciliation of the Most Directly Comparable GAAP Financial Measure to Non-GAAP Financial Measure

2025	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$16,065	$8,651	$1,623	$4,889	$(375)	$1,268	$3,246	28.1%	$8.40
Acquisition and integration-related costs:
Inventory stepped-up to fair value	173	—	—	173	—	42	131	0.3	0.34
Other acquisition and integration-related (a)	24	(296)	(15)	335	—	36	299	(0.3)	0.78
Amortization of purchased intangible assets	—	—	—	732	—	151	581	0.9	1.49
Structural optimization and other special charges (b)	74	(113)	(4)	191	(27)	24	140	—	0.37
Goodwill and other impairments (c)	—	—	—	170	—	50	120	0.5	0.31
Medical device regulations (d)	1	—	(37)	38	—	8	30	0.1	0.08
Recall-related matters (e)	54	(4)	—	58	—	10	48	—	0.12
Regulatory and legal matters (f)	—	(17)	—	17	—	5	12	—	0.03
Tax matters (g)	—	—	—	—	—	(660)	660	(14.5)	1.71
Adjusted	$16,391	$8,221	$1,567	$6,603	$(402)	$934	$5,267	15.1%	$13.63

2024	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$14,440	$7,685	$1,466	$3,689	$(197)	$499	$2,993	14.3%	$7.76
Acquisition and integration-related costs:
Inventory stepped-up to fair value	46	—	—	46	—	12	34	0.2	0.09
Other acquisition and integration-related (a)	—	(107)	(1)	108	—	23	85	0.2	0.22
Amortization of purchased intangible assets	—	—	—	623	—	128	495	1.0	1.28
Structural optimization and other special charges (b)	59	(77)	(2)	138	1	29	110	0.3	0.29
Goodwill and other impairments (c)	—	—	—	977	—	125	852	(0.6)	2.21
Medical device regulations (d)	9	—	(49)	58	—	14	44	0.1	0.11
Recall-related matters (e)	11	(29)	—	40	—	10	30	0.1	0.08
Regulatory and legal matters (f)	—	(36)	—	36	—	7	29	0.1	0.08
Tax matters (g)	—	—	—	—	—	(28)	28	(0.9)	0.07
Adjusted	$14,565	$7,436	$1,414	$5,715	$(196)	$819	$4,700	14.8%	$12.19

2023	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$13,058	$7,111	$1,388	$3,888	$(215)	$508	$3,165	13.8%	$8.25
Acquisition and integration-related costs:
Inventory stepped-up to fair value	—	—	—	—	—	—	—	—	—
Other acquisition and integration-related (a)	—	(20)	—	20	—	(25)	45	(0.8)	0.12
Amortization of purchased intangible assets	—	—	—	635	—	132	503	1.2	1.31
Structural optimization and other special charges (b)	39	(130)	(1)	170	—	38	132	0.4	0.34
Goodwill and other impairments (c)	—	—	—	36	—	9	27	0.1	0.08
Medical device regulations (d)	2	—	(94)	96	—	22	74	0.2	0.19
Recall-related matters (e)	—	(18)	—	18	—	4	14	—	0.04
Regulatory and legal matters (f)	—	(92)	—	92	—	29	63	0.4	0.16
Tax matters (g)	—	—	—	—	(8)	(51)	43	(1.2)	0.11
Adjusted	$13,099	$6,851	$1,293	$4,955	$(223)	$666	$4,066	14.1%	$10.60
(a) Charges represent certain acquisition and integration-related costs associated with acquisitions, including:

	2025	2024	2023
Termination of sales relationships	$—	$4	$5
Employee retention and workforce reductions	60	22	6
Changes in the fair value of contingent consideration	21	8	(1)
Manufacturing integration costs	19	3	2
Stock compensation payments upon a change in control	140	22	—
Other integration-related activities	95	49	8
Adjustments to Operating Income	$335	$108	$20
Charges for acquisition-related tax provisions	—	—	—
Other income taxes related to acquisition and integration-related costs	36	23	(25)
Adjustments to Income Taxes	$36	$23	$(25)
Adjustments to Net Earnings	$299	$85	$45

Dollar amounts in millions except per share amounts or as otherwise specified.	21

STRYKER CORPORATION	2025 FORM 10-K
(b) Structural optimization and other special charges represent the costs associated with:

	2025	2024	2023
Employee retention and workforce reductions	$55	$23	$69
Closure/transfer of manufacturing and other facilities	31	31	50
Product line exits	13	37	22
Termination of sales relationships	7	8	—
Other charges	85	39	29
Adjustments to Operating Income	$191	$138	$170
Adjustments to Other Income (Expense), Net	$(27)	$1	$—
Adjustments to Income Taxes	$24	$29	$38
Adjustments to Net Earnings	$140	$110	$132
(c) Goodwill and other impairments represent the costs associated with:

	2025	2024	2023
Goodwill impairments	$—	$456	$—
Certain long-lived and intangible asset write-offs and impairments	114	466	26
Product line exits (e.g., long-lived asset and specifically-identified intangible asset write-offs)	56	55	10
Adjustments to Operating Income	$170	$977	$36
Adjustments to Income Taxes	$50	$125	$9
Adjustments to Net Earnings	$120	$852	$27
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
resolve certain regulatory or other legal matters and the amount of favorable awards from settlements.
(g)  Benefits / (charges) represent the accounting impact of certain significant and discrete tax items, including:

	2025	2024	2023
Adjustments related to the transfer of certain intellectual properties between tax jurisdictions	$(718)	$(185)	$(89)
Certain tax audit settlements	—	(1)	24
Deferred tax benefit on outside basis related to the anticipated sale of the Spinal Implants business	—	170	—
Other tax matters	58	(12)	14
Adjustments to Income Taxes	$(660)	$(28)	$(51)
Benefits for certain tax audit settlements	—	—	(9)
Other tax related adjustments	—	—	1
Adjustments to Other Income (Expense), Net	$—	$—	$(8)
Adjustments to Net Earnings	$660	$28	$43
FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by (used in):	2025	2024	2023
Operating activities	$5,044	$4,242	$3,711
Investing activities	(4,866)	(3,000)	(962)
Financing activities	113	(525)	(1,594)
Effect of exchange rate changes	68	(36)	(28)
Change in cash and cash equivalents	$359	$681	$1,127
We believe our financial condition continues to be of high quality, as evidenced by our ability to generate substantial cash from operations and to readily access capital markets at competitive rates despite the current macroeconomic environment. Operating cash flow provides the primary source of cash to fund operating needs and capital expenditures. Excess operating cash is used first to fund acquisitions to complement our portfolio of
businesses. Other discretionary uses include dividends and
potentially share repurchases. We supplement operating cash
flow with debt to fund our activities as necessary. Our overall cash position reflects our business results and a global cash management strategy that takes into account liquidity
management, economic factors and tax considerations.
Operating Activities
Cash provided by operating activities was $5,044, $4,242 and
$3,711 in 2025, 2024 and 2023. The increase in 2025 was
primarily due to higher cash earnings and working capital
improvements. The increase in 2024 from 2023 was primarily due to higher cash earnings partially offset by changes in working capital.
Investing Activities
Cash used in investing activities was $4,866, $3,000 and $962 in
2025, 2024 and 2023. Cash used in 2025 included cash paid for the acquisition of Inari, purchases of property, plant and
equipment, partially offset by proceeds from the sale of short term investments and our Spinal Implants business. Cash used in
2024 included cash paid for various acquisitions and purchases of short-term investments partially offset by proceeds from other investing activities.
Financing Activities
Cash provided by financing activities in 2025 was $113 and used in financing activities in 2024 and 2023 was  $525 and $1,594.
Cash provided by 2025 was primarily driven by dividend
payments of $1,284 and repayments of $1,400 to pay off
maturing senior unsecured notes. These repayments were offset by net proceeds of $2,979 from the issuance of senior unsecured notes as described in Note 10 to our Consolidated Financial
statements.  Cash used in 2024 was primarily driven by dividend payments of $1,219 and repayments of $2,039 to pay off
maturing senior unsecured notes. These repayments were offset by net proceeds of $3,011 from issuance of senior unsecured
notes.
We maintain debt levels that we consider appropriate after
evaluating a number of factors including cash requirements for ongoing operations, investment and financing plans (including acquisitions and share repurchase activities) and overall cost of

Dollar amounts in millions except per share amounts or as otherwise specified.	22

STRYKER CORPORATION	2025 FORM 10-K
capital. Refer to Note 10 to our Consolidated Financial
Statements for further information.

	2025	2024	2023
Dividends paid per common share	$3.36	$3.20	$3.00
Total dividends paid to common shareholders	$1,284	$1,219	$1,139
Liquidity
Cash, cash equivalents and marketable securities were $4,100 and $3,743, and our current assets exceeded current liabilities by
$6,961 and $7,231 on December 31, 2025 and 2024. We
anticipate being able to support our short-term liquidity and operating needs from a variety of sources including cash from operations, commercial paper and existing credit lines. We also have a revolving credit agreement maturing in February 2030
with an aggregate principal amount of $3,000.
We raised funds in the capital markets in the past and may
continue to do so from time-to-time. We continue to have strong investment-grade short-term and long-term debt ratings that we believe should enable us to refinance our debt as needed.
Our cash, cash equivalents and marketable securities held in locations outside the United States was approximately 20% on
December 31, 2025 and 2024.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, of a magnitude that we believe could have a material impact on our financial condition or liquidity.
CONTRACTUAL OBLIGATIONS AND FORWARD-LOOKING
CASH REQUIREMENTS
In 2025 we recorded charges for various legal matters as further described in Note 7 to our Consolidated Financial Statements.
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
As further described in Note 11 to our Consolidated Financial
Statements, on December 31, 2025 we had a reserve for
uncertain income tax positions of $403. Due to uncertainties regarding the ultimate resolution of income tax audits, we are not able to reasonably estimate the future periods in which any
income tax payments to settle these uncertain income tax
positions will be made.
As further described in Note 12 to our Consolidated Financial
Statements, on December 31, 2025 our defined benefit pension plans were underfunded by $269, of which approximately $268
related to plans outside the United States. Due to the rules affecting tax-deductible contributions in the jurisdictions in which the plans are offered and the impact of future plan asset
performance, changes in interest rates and potential changes in legislation in the United States and other foreign jurisdictions, we are not able to reasonably estimate the amounts that may be
required to fund defined benefit pension plans.

Contractual Obligations	Total	2026	2027- 2028	2029- 2030	After 2030
Debt repayments	$15,973	$1,000	$3,988	$4,256	$6,729
Interest payments	4,287	536	957	670	2,124
Minimum lease payments	524	164	212	93	55
Other	85	6	28	27	24
Total	$20,869	$1,706	$5,185	$5,046	$8,932
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
we believe that it is more likely than not that the ultimate outcomes will not have a material adverse effect on our financial position, results of operations or cash flows.

Dollar amounts in millions except per share amounts or as otherwise specified.	23

STRYKER CORPORATION	2025 FORM 10-K
Due to the number of estimates and assumptions inherent in
calculating the various components of our tax provision, certain changes or future events, such as changes in tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans, could have an impact on those estimates and our effective tax rate.
We received a final audit report and assessments from the
German Federal Central Tax Office (FCTO) related to the years
2010 through 2017 of $754 and expect to receive additional
assessments of $11 based on the final audit report.  We intend to defend our filing positions through the FCTO independent
appeals process and/or litigation as necessary. If the resolution of this matter results in additional German income taxes, we expect to pursue a claim for associated foreign tax credits. Our
unrecognized tax benefits associated with this matter remain unchanged from 2024. Refer to Note 11 to our Consolidated
Financial Statements for further discussion.
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
When necessary, we perform a quantitative impairment test and determine the fair value of the indefinite-lived intangible asset or reporting unit using an income approach. For the quantitative impairment test of goodwill, when appropriate, we corroborate our concluded value under the income approach using a market approach that utilizes trading multiples derived from a peer set of similar companies. The income approach calculates the present value of estimated future cash flows and requires certain
assumptions and estimates be made regarding market conditions and our future profitability. Considerable management judgment is necessary to evaluate the impact of operating and
macroeconomic changes and to estimate future cash flows used to measure fair value. Assumptions used in our impairment
evaluations, such as forecasted growth rates and cost of capital, are consistent with internal business plans. We believe such assumptions and estimates are also comparable to those that
would be used by other marketplace participants.
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
In our annual impairment test of goodwill as of October 31, 2024 we performed a quantitative assessment of the Spine reporting unit using a discounted cash flow analysis to estimate the fair value. The carrying value of the Spine reporting unit exceeded its fair value and a charge of $273 was recognized in goodwill and other impairments in our Consolidated Statements of Earnings.
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
Goodwill was allocated to the disposal group and the retained portion of the Spine reporting unit based on the relative fair values. Goodwill allocated to the disposal group was tested for impairment which resulted in an impairment charge of $183. As of

Dollar amounts in millions except per share amounts or as otherwise specified.	24

STRYKER CORPORATION	2025 FORM 10-K
December 31, 2024, there was no goodwill remaining attributable to the Spinal Implants disposal group.
Finally we compared the carrying amount of the disposal group to the fair value less cost to sell. As a result, we recognized an estimated loss of $362 to record the disposal group at its fair value less cost to sell in goodwill and other impairments in our
Consolidated Statements of Earnings.
In April 2025 we completed the sale of the disposal group to the
Viscogliosi Brothers, LLC as further discussed in Note 16. In the first half of 2025 we recognized immaterial impairment charges to record the disposal group at its fair value less cost to sell within goodwill and other impairments in our Consolidated Statements of Earnings. The fair value of the disposal group and
consideration received was measured using a discounted cash
flow analysis based upon the selling price and unobservable
inputs, such as market conditions and the rate used to discount the estimated future cash flows to their present value based on factors including the disposal group’s cost of equity and market yield rates, which are Level 3 inputs. Consideration could
increase by up to $57 or decrease by up to $245 based on the amount received.
With the acquisition of Inari in February 2025 discussed in Note 6 to our Consolidated Financial Statements, we established a new
Peripheral Vascular reporting unit consisting of the acquired Inari business. Given the proximity of the impairment testing date to the date of acquisition, the fair value of this new reporting unit was not expected to exceed its carrying value by a significant amount. We performed a quantitative impairment test for our
Peripheral Vascular reporting unit at October 31, 2025 and
determined that its fair value exceeded its carrying amount by
12%. At October 31, 2025, goodwill attributable to this reporting unit was $3,203. The fair value of this reporting unit was
determined using a discounted cash flow analysis, which is a form of the income approach. Significant inputs to the analysis included assumptions for future revenue growth, operating
margin and the rate used to discount the estimated future cash flows to their present value, based on the reporting unit’s
estimated weighted average cost of capital. We believe our
estimates are appropriate based upon current and future market conditions and the best information available at the impairment assessment date; however, future impairment charges could be required if we do not achieve our cash flow, revenue and
profitability projections or if there is an increase in the weighted average cost of capital.
The assumptions used in the discounted cash flow analysis are subject to inherent uncertainties and subjectivity. The use of different assumptions, estimates or judgments with respect to the estimation of future cash flows and the determination of the discount rate used to reduce such estimated future cash flows to their net present value could materially affect the determination of any impairment charges. Hypothetical changes in our estimates of the discount rate, long-term revenue growth and long-term operating margin would result in impairment charges as follows:

Change in selected assumption	Percentage decline in fair value	Impairment charge
100 bps increase in discount rate	14%	$198
100 bps decrease in long-term revenue growth	8	—
100 bps decrease in long-term operating margin	2	—
We did not identify any factors in 2025 or 2024 that would lead us to believe that our other reporting units were at risk of a goodwill impairment. Accordingly, we performed qualitative assessments and concluded it was more likely than not that the fair values of those reporting units exceeded their respective carrying amounts.
In 2025 our qualitative assessment was supplemented with a
corroborative quantitative analysis which indicated that the implied fair values of our other reporting units exceed their respective carrying amounts by at least 100%. Future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets, including discount rates and cash flow projections, could result in different estimates of fair value. A significant reduction in estimated fair values could result in impairment charges that could materially affect our results of operations.
Legal and Other Contingencies
We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor, tax, intellectual property and other matters that are more fully described in Notes 7 and 11 to our Consolidated Financial Statements. The outcomes of these matters will generally not be known for prolonged periods of time.
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
the United States Dollar would change the December 31, 2025
fair value of these instruments by approximately $449.

25

STRYKER CORPORATION	2025 FORM 10-K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Stryker Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Stryker Corporation and subsidiaries (the Company) as of
December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB),
the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—
Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 11, 2026 expressed an unqualified opinion thereon.
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

Uncertain Tax Positions
Description of the Matter
As described in Note 11 to the consolidated financial statements, the Company is involved in various income tax matters for which the ultimate outcomes are uncertain. As of December 31, 2025, the Company had unrecognized tax benefits of $403. The Company received a final audit report and assessments from the German Federal Central Tax Office
(FCTO) related to the years 2010 through 2017 of $754 and expect to receive additional assessments of $11 based on the final audit report.
Auditing management’s evaluation of the uncertain tax positions associated with the FCTO tax assessments was especially challenging due to the level of subjectivity and significant judgment associated with the recognition and measurement of the tax positions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the
Company’s accounting process for uncertain tax positions. For example, we tested controls over management’s identification of uncertain tax positions and its application of the recognition and measurement principles, including management’s review of developments related to existing uncertain tax positions.
Our audit procedures included, among others, evaluating the assumptions the Company used to assess its uncertain tax positions and related unrecognized tax benefits. We evaluated evidence of management’s assessment of the uncertain tax positions related to certain German tax matters. Including inspection of technical memos, inspection of the FCTO tax assessments, and written representations of management. We involved professionals with specialized skill and knowledge to assist in our evaluation of the tax technical merits of the Company’s assessments, the amount of the potential benefits to be realized, and the application of relevant tax law. We also assessed the Company’s disclosures of uncertain tax positions included in Note 11 related to this tax matter.

26

STRYKER CORPORATION	2025 FORM 10-K

Acquisitions
Description of the Matter
As described in Note 6 to the consolidated financial statements, in 2025 the Company completed the acquisition of Inari
Medical, Inc. (Inari) for total consideration of $4,810, net of cash acquired. The acquisition was accounted for as a business combination. Auditing the Company’s fair value measurement of certain acquired developed technologies was complex and required significant auditor judgment due to the significant estimation uncertainty in determining the fair value of these intangible assets. The Company used an income approach to measure the developed technology intangible assets acquired. The significant assumptions used to estimate the fair value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results, including revenue growth rates and profit margins.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the identification and measurement of developed technologies. For example, we tested controls over the valuation of intangibles, including the valuation models and underlying assumptions used to develop such estimates.
To test the fair value measurement of developed technologies, we performed audit procedures that included, among others, evaluating the Company's use of the income approach and testing the significant assumptions used in the model, as described above. We involved our valuation specialists in assisting with the evaluation of methodologies used by the Company and significant assumptions included in the fair value measurements. For example, to evaluate the revenue growth rates and projected profit margins, we compared the amounts to historical results of the Company’s business, as well as the acquired business’ historical results, and current industry and market trends for those in which the Company operates and performed sensitivity analyses on key assumptions. We also evaluated the adequacy of the
Company’s disclosures included in Note 6 related to these acquisitions.

/s/    Ernst & Young LLP
We have served as the Company's auditor since 1974.
Grand Rapids, Michigan
February 11, 2026

Dollar amounts in millions except per share amounts or as otherwise specified.	27

STRYKER CORPORATION	2025 FORM 10-K
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS

	2025	2024	2023
Net sales	$25,116	$22,595	$20,498
Cost of sales	9,051	8,155	7,440
Gross profit	$16,065	$14,440	$13,058
Research, development and engineering expenses	1,623	1,466	1,388
Selling, general and administrative expenses	8,651	7,685	7,111
Amortization of intangible assets	732	623	635
Goodwill and other impairments	170	977	36
Total operating expenses	$11,176	$10,751	$9,170
Operating income	$4,889	$3,689	$3,888
Interest expense	(607)	(409)	(363)
Other income	232	212	148
Earnings before income taxes	$4,514	$3,492	$3,673
Income taxes	1,268	499	508
Net earnings	$3,246	$2,993	$3,165

Net earnings per share of common stock:
Basic	$8.49	$7.86	$8.34
Diluted	$8.40	$7.76	$8.25

Weighted-average shares outstanding (in millions):
Basic	382.2	381.0	379.6
Effect of dilutive employee stock compensation	4.3	4.6	4.1
Diluted	386.5	385.6	383.7
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2025	2024	2023
Net earnings	$3,246	$2,993	$3,165
Other comprehensive income (loss), net of tax
Marketable securities	—	—	1
Pension plans	66	32	(59)
Unrealized gains (losses) on designated hedges	11	(8)	(13)
Financial statement translation	(471)	99	(124)
Total other comprehensive income (loss), net of tax	$(394)	$123	$(195)
Comprehensive income	$2,852	$3,116	$2,970
See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	28

STRYKER CORPORATION	2025 FORM 10-K
Stryker Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	2025	2024
Assets
Current assets
Cash and cash equivalents	$4,011	$3,652
Short-term investments	—	750
Marketable securities	89	91
Accounts receivable, less allowance of $216 ($213 in 2024)	4,039	3,987
Inventories:
Materials and supplies	1,349	1,147
Work in process	415	336
Finished goods	3,546	3,291
Total inventories	$5,310	$4,774
Prepaid expenses and other current assets	1,306	1,593
Total current assets	$14,755	$14,847
Property, plant and equipment:
Land, buildings and improvements	1,793	1,627
Machinery and equipment	5,744	5,056
Total property, plant and equipment	7,537	6,683
Less allowance for depreciation	3,661	3,235
Property, plant and equipment, net	$3,876	$3,448
Goodwill	19,291	15,855
Other intangibles, net	5,681	4,395
Noncurrent deferred income tax assets	1,098	1,742
Other noncurrent assets	3,143	2,684
Total assets	$47,844	$42,971

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$1,799	$1,679
Accrued compensation	1,595	1,403
Income taxes	418	539
Dividend payable	337	320
Accrued expenses and other liabilities	2,645	2,266
Current maturities of debt	1,000	1,409
Total current liabilities	$7,794	$7,616
Long-term debt, excluding current maturities	14,859	12,188
Income taxes	402	349
Other noncurrent liabilities	2,369	2,184
Total liabilities	$25,424	$22,337
Shareholders' equity
Common stock, $0.10 par value	38	38
Additional paid-in capital	2,597	2,361
Retained earnings	20,472	18,528
Accumulated other comprehensive loss	(687)	(293)
Total shareholders' equity	$22,420	$20,634
Total liabilities & shareholders' equity	$47,844	$42,971
See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	29

STRYKER CORPORATION	2025 FORM 10-K
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	2025		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Beginning	381.4	$38	380.1	$38	378.7	$38
Issuance of common stock under stock compensation and benefit plans	1.1	—	1.3	—	1.4	—
Ending	382.5	$38	381.4	$38	380.1	$38
Additional paid-in capital
Beginning		$2,361		$2,200		$2,034
Issuance of common stock under stock compensation and benefit plans		(7)		(68)		(39)
Share-based compensation		243		229		205
Ending		$2,597		$2,361		$2,200
Retained earnings
Beginning		$18,528		$16,771		$14,765
Net earnings		3,246		2,993		3,165
Cash dividends declared		(1,302)		(1,236)		(1,159)
Ending		$20,472		$18,528		$16,771
Accumulated other comprehensive (loss) income
Beginning		$(293)		$(416)		$(221)
Other comprehensive income (loss)		(394)		123		(195)
Ending		$(687)		$(293)		$(416)
Total shareholders' equity		$22,420		$20,634		$18,593
See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	30

STRYKER CORPORATION	2025 FORM 10-K
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2025	2024	2023
Operating activities
Net earnings	$3,246	$2,993	$3,165
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	461	427	393
Amortization of intangible assets	732	623	635
Goodwill and other impairments	170	977	36
Share-based compensation	243	229	205
Sale of inventory stepped up to fair value at acquisition	173	46	—
Deferred income tax (benefit) expense	392	(370)	(206)
Changes in operating assets and liabilities:
Accounts receivable	127	(321)	(175)
Inventories	(297)	(206)	(797)
Accounts payable	94	192	77
Accrued expenses and other liabilities	318	74	516
Income taxes	(145)	(116)	(4)
Other, net	(470)	(306)	(134)
Net cash provided by operating activities	$5,044	$4,242	$3,711
Investing activities
Acquisitions, net of cash acquired	(4,960)	(1,628)	(390)
Proceeds/(Purchases) of short-term investments	750	(750)	—
Purchases of property, plant and equipment	(761)	(755)	(575)
Proceeds from the sale of the Spinal Implants business	165	—	—
Other investing, net	(60)	133	3
Net cash used in investing activities	$(4,866)	$(3,000)	$(962)
Financing activities
Proceeds (payments) on short-term borrowings, net	—	(32)	540
Proceeds from issuance of long-term debt	2,979	3,011	1,241
Payments on long-term debt	(1,400)	(2,039)	(2,058)
Payments of dividends	(1,284)	(1,219)	(1,139)
Cash paid for taxes from withheld shares	(149)	(195)	(155)
Other financing, net	(33)	(51)	(23)
Net cash provided by (used in) financing activities	$113	$(525)	$(1,594)
Effect of exchange rate changes on cash and cash equivalents	68	(36)	(28)
Change in cash and cash equivalents	$359	$681	$1,127
Cash and cash equivalents at beginning of year	3,652	2,971	1,844
Cash and cash equivalents at end of year	$4,011	$3,652	$2,971

Supplemental cash flow disclosure:
Cash paid for income taxes, net of refunds	$1,002	$989	$693
Cash paid for interest on debt	$582	$396	$356
See accompanying notes to Consolidated Financial Statements.

Dollar amounts in millions except per share amounts or as otherwise specified.	31

STRYKER CORPORATION	2025 FORM 10-K
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: Stryker (the "Company," "we," "us," or
"our") is a global leader in medical technologies and, together with our customers, we are driven to make healthcare better. We offer innovative products and services in MedSurg,
Neurotechnology and Orthopaedics that help improve patient and healthcare outcomes. Our products include surgical equipment and surgical navigation systems; endoscopic and
communications systems; patient handling, emergency medical
equipment and intensive care disposable products; clinical
communication and artificial intelligence-assisted virtual care platform technology; products for traditional brain and open skull-
based surgical procedures; minimally invasive products for the treatment of acute ischemic and hemorrhagic stroke and venous thromboembolism; implants used in joint replacement and trauma surgeries; Mako robotic-arm assisted technology; as well as other products used in a variety of medical specialties.
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
Sales represent the amount of consideration we expect to receive from customers in exchange for transferring products and
services. Net sales exclude sales, value added and other taxes we collect from customers. Other costs to obtain and fulfill contracts are generally expensed as incurred due to the short-
term nature of most of our sales. We extend terms of payment to our customers based on commercially reasonable terms for the markets of our customers, while also considering their credit quality.
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
Currency Translation: Financial statements of subsidiaries
outside the United States generally are measured using the local currency as the functional currency. Adjustments to translate those statements into United States Dollars are recorded in other comprehensive income (OCI). Transactional exchange gains and losses are included in other income.
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
Marketable Securities: Marketable securities include marketable debt securities and mutual funds. Mutual funds are acquired to offset changes in certain liabilities related to deferred
compensation arrangements and are expected to be used to
settle these liabilities. Mutual funds are recognized in other noncurrent assets. Pursuant to our investment policy, all
individual marketable security investments must have a minimum credit quality of single A (Standard & Poor’s and Fitch) and A2
(Moody’s Corporation) at the time of acquisition, while the overall portfolio of marketable securities must maintain a minimum
average credit quality of double A (Standard & Poor’s and Fitch)
or Aa (Moody’s Corporation). In the event of a rating downgrade below the minimum credit quality subsequent to purchase, the marketable security investment is evaluated to determine the appropriate action to take to minimize the overall risk to our marketable security investment portfolio. Our marketable
securities are classified as available-for-sale and trading
securities. Investments in trading securities represent participant-
directed investments of deferred employee compensation.
Accounts Receivable: Accounts receivable include trade and
other miscellaneous receivables. An allowance is maintained for doubtful accounts for estimated losses in the collection of
accounts receivable. Estimates are made regarding the ability of customers to make required payments based on historical credit

Dollar amounts in millions except per share amounts or as otherwise specified.	32

STRYKER CORPORATION	2025 FORM 10-K
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
Financial Instruments: Our financial instruments include cash, cash equivalents, marketable securities, accounts receivable, other investments, accounts payable, debt and foreign currency exchange contracts. The carrying value of our financial
instruments, with the exception of our senior unsecured notes, approximates fair value on December 31, 2025 and 2024. Refer to Notes 3 and 10 for further details.
All marketable securities are recognized at fair value.
Adjustments to the fair value of marketable securities that are classified as available-for-sale are recognized as increases or decreases, net of income taxes, within accumulated other
comprehensive income (AOCI) in shareholders’ equity and
adjustments to the fair value of marketable securities that are classified as trading are recognized in earnings. The amortized cost of marketable debt securities is adjusted for amortization of premiums and discounts to maturity computed under the effective interest method. Such amortization, interest and realized gains and losses are included in other income. The cost of securities sold is determined by the specific identification method.
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
Forward currency exchange contracts designated as cash flow
hedges are designed to hedge the variability of cash flows
associated with forecasted transactions denominated in a foreign currency that will take place in the future. These nonfunctional currency exposures principally relate to forecasted intercompany sales and purchases of manufactured products and generally
have maturities up to eighteen months. Changes in value of
derivatives designated as cash flow hedges are recorded in AOCI in shareholders’ equity until earnings are affected by the
variability of the underlying cash flows. At that time, the
applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified into earnings and is included in cost of goods sold. Cash flows
associated with these hedges are included in cash provided by operating activities in the same category as the cash flows from the items being hedged.
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
Accordingly, the change in fair value attributable to changes in the spot rate is recorded in AOCI. We exclude the spot-forward difference from the assessment of hedge effectiveness and
amortize this amount separately on a straight-line basis over the term of the forward contracts. This amortization is recognized in other income.
From time to time, we designate forward starting interest rate derivative instruments as cash flow hedges to manage the
exposure to interest rate volatility with regard to future issuance and refinancing of debt. Changes in value of derivatives
designated as cash flow hedges are recorded in AOCI until
earnings are affected by the variability of the underlying cash flows. At that time, the applicable amount of gain or loss from the derivative instrument that is deferred in shareholders’ equity is reclassified into earnings and is included in interest expense.
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
The fair values of other identifiable intangible assets acquired in a business combination are primarily determined using the income approach. Other intangible assets include, but are not limited to, developed technologies, customer and distributor relationships
(which reflect expected continued customer or distributor
patronage) and trademarks and patents. Intangible assets with determinable useful lives are amortized on a straight-line basis over their estimated useful lives of four to 40 years. Certain acquired trade names are considered to have indefinite lives and

Dollar amounts in millions except per share amounts or as otherwise specified.	33

STRYKER CORPORATION	2025 FORM 10-K
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
Share-Based Compensation: Share-based compensation is in
the form of stock options, restricted stock units (RSUs) and performance stock units (PSUs). Stock options are granted under long-term incentive plans to certain key employees and non-
employee directors at an exercise price not less than the fair market value of the underlying common stock, which is the
quoted closing price of our common stock on the day prior to the date of grant. The options are granted for periods of up to 10 years and become exercisable in varying installments.
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
sharing, product royalty and foreign branch arrangements, may require an extended period of time to resolve and may result in significant income tax adjustments if changes to the income

Dollar amounts in millions except per share amounts or as otherwise specified.	34

STRYKER CORPORATION	2025 FORM 10-K
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
New Accounting Pronouncements Not Yet Adopted
In December 2025 the Financial Accounting Standards Board
(FASB) issued ASU 2025-10 (Topic 832): Accounting for
Government Grants Received by Business Entities. This update establishes guidance on the recognition, measurement and
presentation of government grants received by business entities including grants related to the purchase, construction or
acquisition of an asset and grants related to income. The update is effective for fiscal years beginning after December 15, 2028 including interim periods within those fiscal years. Early adoption is permitted. We do not expect this ASU to have a significant impact on our Consolidated Financial Statements.
In September 2025 the FASB issued ASU 2025-07 (Topics 815
and 606): Derivatives and Hedging: Derivatives Scope
Refinements and Revenue from Contracts with Customers:
Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This update expands the
scope exception in Topic 815 to certain nonexchange-traded
contracts for which settlement is based on operations or activities specific to one of the parties to the contract. The update is effective for fiscal years beginning after December 15, 2026 including interim periods within those fiscal years. Early adoption is permitted. We are evaluating if the ASU will have an impact on our Consolidated Financial Statements.
In September 2025 the FASB issued ASU 2025-06 (Subtopic
350-40): Intangibles - Goodwill and Other - Internal-Use
Software: Targeted Improvements to the Accounting for Internal-
Use Software. This update clarifies and modernizes the
accounting for costs related to internal-use software by removing all references to project stages and clarifying that the probable-
to-complete threshold is not met if significant development
uncertainty exists. The update is effective for fiscal years beginning after December 15, 2027 including interim periods
within those fiscal years. Early adoption is permitted. We do not expect this ASU to have a significant  impact on our Consolidated
Financial Statements.
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
Accounting Pronouncements Recently Adopted
We adopted ASU 2023-09 (Topic 740): Income Taxes:
Improvements to Income Tax Disclosures for the annual period beginning on January 1, 2025. Refer to Note 11 for further
information.
NOTE 2 - REVENUE RECOGNITION
We disaggregate our net sales by business and geographic
location for each of our segments as we believe it best depicts how the nature, amount, timing and certainty of our net sales and cash flows are affected by economic factors.
Products and services are primarily transferred to customers at a point in time, with some transfers of services taking place over time. In 2025 less than 10% of our sales were recognized as
services transferred over time. Refer to Note 1 for further
discussion on our revenue recognition policies.

Segment Net Sales
MedSurg and Neurotechnology:	2025	2024	2023
Instruments	$3,183	$2,834	$2,534
Endoscopy	3,807	3,389	3,068
Medical	4,204	3,852	3,459
Vascular	1,968	1,307	1,226
Neuro Cranial	2,485	2,136	1,876
	$15,647	$13,518	$12,163
Orthopaedics:
Knees	$2,656	$2,447	$2,273
Hips	1,865	1,704	1,544
Trauma and Extremities	3,948	3,507	3,147
Spinal Implants	185	707	713
Other	815	712	658
	$9,469	$9,077	$8,335
Total	$25,116	$22,595	$20,498

United States Net Sales
MedSurg and Neurotechnology:	2025	2024	2023
Instruments	$2,562	$2,267	$2,016
Endoscopy	3,133	2,792	2,513
Medical	3,510	3,191	2,785
Vascular	1,048	506	483
Neuro Cranial	2,052	1,761	1,531
	$12,305	$10,517	$9,328
Orthopaedics:
Knees	$1,924	$1,788	$1,676
Hips	1,137	1,059	988
Trauma and Extremities	2,926	2,586	2,297
Spinal Implants	118	489	500
Other	596	504	468
	$6,701	$6,426	$5,929
Total	$19,006	$16,943	$15,257

Dollar amounts in millions except per share amounts or as otherwise specified.	35

STRYKER CORPORATION	2025 FORM 10-K

International Net Sales
MedSurg and Neurotechnology:	2025	2024	2023
Instruments	$621	$567	$518
Endoscopy	674	597	555
Medical	694	661	674
Vascular	920	801	743
Neuro Cranial	433	375	345
	$3,342	$3,001	$2,835
Orthopaedics:
Knees	$732	$659	$597
Hips	728	645	556
Trauma and Extremities	1,022	921	850
Spinal Implants	67	218	213
Other	219	208	190
	$2,768	$2,651	$2,406
Total	$6,110	$5,652	$5,241
MedSurg and Neurotechnology
MedSurg and Neurotechnology products include surgical
equipment, patient and caregiver safety technologies, and
navigation systems (Instruments), endoscopic and
communications systems (Endoscopy), patient handling,
emergency medical equipment, intensive care disposable
products, clinical communication and artificial intelligence-
assisted virtual care platform technology (Medical), minimally invasive products for the treatment of acute ischemic and
hemorrhagic stroke and venous thromboembolism (Vascular) and a comprehensive line of products for traditional brain and open skull-based surgical procedures, orthobiologic and biosurgery products, including synthetic bone grafts and vertebral
augmentation products (Neuro Cranial). Substantially all
MedSurg and Neurotechnology sales are recognized when a
purchase order has been received and control has transferred.
For certain Endoscopy, Instruments and Medical services, we
may recognize sales over time as we satisfy performance
obligations that may include an obligation to complete installation, provide training and perform ongoing services, generally
performed within one year.
Orthopaedics
Orthopaedics products primarily include implants used in total joint replacements, such as hip, knee and shoulder, ankle and trauma and extremities surgeries. Substantially all Orthopaedics sales are recognized when we have received a purchase order
and appropriate notification the product has been used or
implanted. For certain Orthopaedic products in the "other"
category, we recognize sales at a point in time, as well as over time for performance obligations that may include an obligation to complete installation and provide training and ongoing services.
Performance obligations are generally satisfied within one year.
Costs to Obtain or Fulfill a Contract
We typically do not incur costs to fulfill a contract before a product or service is provided to a customer due to the nature of our products and services. Our costs to obtain contracts are typically in the form of sales commissions paid to employees or third-party agents. Certain sales commissions paid to employees prior to recognition of sales are recorded as deferred contract costs. We expense sales commissions associated with obtaining a contract at the time of the sale or as incurred as the
amortization period is generally less than one year. These costs have been presented within selling, general and administrative expenses. On December 31, 2025 and 2024 deferred contract
costs recorded in our Consolidated Balance Sheets were not
significant.
Contract Assets and Liabilities
Our contract assets primarily relate to conditional rights to consideration for work completed but not billed at the reporting date. On December 31, 2025 and 2024 contract assets recorded in our Consolidated Balance Sheets were not significant.
Our contract liabilities arise as a result of consideration received from customers at inception of contracts for certain businesses or where the timing of billing for services precedes satisfaction of our performance obligations. This occurs primarily when payment is received upfront for certain multi-period extended warranty service contracts. Our contract liabilities of $1,024 and $978 on
December 31, 2025 and 2024 are classified within accrued
expenses and other liabilities and other noncurrent liabilities in our Consolidated Balance Sheets based on the timing of when
we expect to complete our performance obligations. Changes in contract liabilities during the year were as follows:

	2025	2024
Beginning contract liabilities	$978	$860
Revenue recognized from beginning of year contract liabilities	(546)	(553)
Net advance consideration received during the period	592	671
Ending contract liabilities	$1,024	$978
Transfers and Servicing of Financial Assets
We sell certain customer lease agreements and the related
leased assets to third-party financial institutions to accelerate our cash collection cycle. The lease receivables are sold without recourse and are derecognized from our Consolidated Balance
Sheets at the time of sale. Under the terms of our arrangements, we collect lease payments on behalf of the financial institutions but maintain no other form of continuing involvement. Sales of these lease agreements are classified as operating activities in our Consolidated Statements of Cash Flows. Fees earned for our servicing activities are immaterial. Revenue related to customer lease agreements sold under these arrangements represented
less than 4% of our total revenue for 2025, 2024 and 2023.
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
Use of observable market data, when available, is required in making fair value measurements. When inputs used fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. We
determine fair value for Level 1 instruments using exchange-
traded prices for identical instruments. We determine fair value of
Level 2 instruments using exchange-traded prices of similar
instruments, where available, or utilizing other observable inputs that take into account our credit risk and that of our
counterparties. Foreign currency exchange contracts and interest rate hedges, when outstanding, are included in Level 2 and are primarily valued using standard calculations and models that use readily observable market data as their basis. Our Level 3
liabilities comprise contingent consideration arising from recently

Dollar amounts in millions except per share amounts or as otherwise specified.	36

STRYKER CORPORATION	2025 FORM 10-K
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
In 2025 we assumed contingent consideration liabilities with a fair value of $90 related to previous acquisitions made by Inari
Medical Inc. (Inari). Refer to Note 6 for further information on the acquisition of Inari.
In 2024 we recorded $208 of contingent consideration related to various acquisitions described in Note 6.
There were no significant transfers into or out of any level of the fair value hierarchy in 2025.

Assets Measured at Fair Value
	2025	2024
Cash and cash equivalents	$4,011	$3,652
Short-term investments	—	750
Trading marketable securities	307	259
Level 1 - Assets	$4,318	$4,661
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$52	$53
United States agency debt securities	—	1
United States treasury debt securities	37	34
Certificates of deposit	—	3
Total available-for-sale marketable securities	$89	$91
Foreign currency exchange forward contracts	46	225
Level 2 - Assets	$135	$316
Total assets measured at fair value	$4,453	$4,977

Liabilities Measured at Fair Value
	2025	2024
Deferred compensation arrangements	$307	$259
Level 1 - Liabilities	$307	$259
Foreign currency exchange forward contracts	$170	$77
Level 2 - Liabilities	$170	$77
Contingent consideration:
Beginning	$452	$289
Additions	123	208
Change in estimate and foreign exchange	24	8
Settlements	(81)	(53)
Ending	$518	$452
Level 3 - Liabilities	$518	$452
Total liabilities measured at fair value	$995	$788

Fair Value of Available for Sale Securities by Maturity
	2025	2024
Due in one year or less	$41	$47
Due after one year through three years	$48	$44
On December 31, 2025 the aggregate difference between the
cost and fair value of available-for-sale marketable securities was nominal. Interest income on cash and cash equivalents, short-
term investments and marketable securities income was $121,
$139 and $75 in 2025, 2024 and 2023, which was recorded in
other income.
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
counterparty default, our maximum loss exposure is the asset balance of the instrument.
Foreign Currency Hedges

2025	Cash Flow	Net Investment	Non- Designated	Total
Gross notional amount	$1,738	$2,647	$4,391	$8,776
Maximum term in years				8.7
Fair value:
Other current assets	$33	$—	$11	$44
Other noncurrent assets	2	—	—	2
Other current liabilities	(10)	(71)	(21)	(102)
Other noncurrent liabilities	(2)	(66)	—	(68)
Total fair value	$23	$(137)	$(10)	$(124)
2024	Cash Flow	Net Investment	Non- Designated	Total
Gross notional amount	$1,588	$2,338	$5,164	$9,090
Maximum term in years				9.7
Fair value:
Other current assets	$43	$24	$119	$186
Other noncurrent assets	4	35	—	39
Other current liabilities	(29)	—	(41)	(70)
Other noncurrent liabilities	(3)	(4)	—	(7)
Total fair value	$15	$55	$78	$148
We had €2.3 billion at December 31, 2025 and 2024 in certain forward currency contracts designated as net investment hedges, for which the maximum term is 8.7 years, to hedge a portion of our investments in certain of our entities with functional
currencies denominated in Euros. In addition to these derivative financial instruments designated as net investment hedges, we had €5.0 billion at December 31, 2025 and 2024 of senior
unsecured notes designated as net investment hedges to
selectively hedge portions of our investment in certain
international subsidiaries. The currency effects of our Euro-
denominated senior unsecured notes are reflected in AOCI within shareholders' equity where they offset gains and losses recorded on our net investment in international subsidiaries.
The total after-tax gain (loss) recognized in OCI related to designated net investment hedges was ($715) in 2025.

Currency Exchange Rate Gains (Losses) Recognized in Net Earnings
Derivative Instrument	Recognized in:	2025	2024	2023
Cash Flow	Cost of sales	$25	$31	$39
Net Investment	Other income	44	35	34
Non-Designated	Other income	33	40	25
	Total	$102	$106	$98
Pretax gains (losses) on derivatives designated as cash flow hedges of $39 and net investment hedges of $38 recorded in
AOCI are expected to be reclassified to cost of sales and other income in earnings within 12 months of December 31, 2025. This cash flow hedge reclassification is primarily due to the sale of inventory that includes previously hedged purchases. A
component of the AOCI amounts related to net investment

Dollar amounts in millions except per share amounts or as otherwise specified.	37

STRYKER CORPORATION	2025 FORM 10-K
hedges is reclassified over the life of the hedge instruments as we elected to exclude the initial value of the component related to the spot-forward difference from the effectiveness assessment.
Interest Rate Hedges
Pretax gains of $5 recorded in AOCI related to interest rate hedges closed in conjunction with debt issuances are expected to be reclassified to interest expense in earnings within 12 months of December 31, 2025. The cash flow effect of interest rate
hedges is recorded in cash flow from operations.
NOTE 5 - ACCUMULATED OTHER COMPREHENSIVE (LOSS)
INCOME (AOCI)

	Pension Plans	Hedges	Financial Statement Translation	Total
2023	$(28)	$39	$(427)	$(416)
OCI	43	26	236	305
Income taxes	(11)	(7)	(110)	(128)
Reclassifications to:
Cost of sales	—	(31)	—	(31)
Interest expense	—	(4)	—	(4)
Other income	—	—	(35)	(35)
Income taxes	—	8	8	16
Net OCI	$32	$(8)	$99	$123
2024	$4	$31	$(328)	$(293)
OCI	93	37	(562)	(432)
Income taxes	(27)	(4)	125	94
Reclassifications to:
Cost of sales	—	(25)	—	(25)
Interest expense	—	(3)		(3)
Other income	—	—	(44)	(44)
Income taxes	—	6	10	16
Net OCI	$66	$11	$(471)	$(394)
2025	$70	$42	$(799)	$(687)
NOTE 6 - ACQUISITIONS
We acquire stock in companies and various assets that continue to support our capital deployment and product development
strategies. Cash paid for acquisitions, net of cash acquired was
$4,960 and $1,628 in 2025 and 2024.
In February 2025 we completed the acquisition of Inari for $80 per share, or an aggregate purchase price of $4,810, net of cash acquired. Inari's product portfolio includes minimally invasive products for the treatment of venous thromboembolism. Inari is part of our Peripheral Vascular business within MedSurg and
Neurotechnology. The purchase price allocation for Inari is based on preliminary valuations, primarily related to developed
technologies and customer relationships. Goodwill attributable to the acquisition reflects the strategic benefits of expanding our market presence, diversifying our product portfolio and advancing innovations. This goodwill is not deductible for tax purposes.
Share-based awards for Inari employees vested upon our
acquisition and a charge of $139 was recorded in selling, general and administrative expenses in 2025.
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
The purchase price allocations for Inari and the acquisitions completed in the full year 2024 are:

Purchase Price Allocation of Acquired Net Assets
	2025	2024
	Inari	Total
Tangible assets acquired:
Accounts receivable	$78	$40
Inventory	215	99
Deferred income tax assets	59	49
Other assets	84	26
Debt	—	(32)
Deferred income tax liabilities	(486)	(204)
Other liabilities	(191)	(107)
Intangible assets:
Developed technologies	1,458	596
Customer relationships	330	215
Patents	—	6
Trademarks	—	2
Other intangibles	72	—
Goodwill	3,191	1,146
Purchase price, net of cash acquired of $64 and $56	$4,810	$1,836
Weighted-average amortization period at acquisition (years):
Developed technologies	13	12
Customer relationships	13	14
Patents	—	12
Trademarks	—	5
Other intangibles	9	—
NOTE 7 - CONTINGENCIES AND COMMITMENTS
We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor, tax, intellectual property
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
Previously we were contacted by the United States Securities and Exchange Commission (SEC), United States Department of
Justice (DOJ) and certain other regulatory authorities regarding whether certain business activities in certain foreign countries violated provisions of the FCPA and analogous local laws. We have completed our investigation into these matters. During 2025 we were informed by the SEC and DOJ that each agency had
closed its inquiry. We are currently responding to inquiries by

Dollar amounts in millions except per share amounts or as otherwise specified.	38

STRYKER CORPORATION	2025 FORM 10-K
certain foreign authorities arising in the normal course of
business. We do not expect these matters to have a material
effect, if any, on our financial statements.
We have conducted voluntary recalls of certain products,
including our Rejuvenate and ABG II Modular-Neck hip stems
and certain lot-specific sizes and offsets of LFIT Anatomic CoCr
V40 Femoral Heads. Additionally, we are responsible for certain product liability claims, primarily related to certain hip products sold by Wright prior to its 2014 divestiture of the OrthoRecon business.
We have incurred, and expect to incur in the future, costs
associated with the defense and settlement of claims and
lawsuits. Based on the information that has been received related to the matters discussed above, our accrual for these matters was $144 at December 31, 2025, representing our best estimate of probable loss. The final outcomes of these matters are
dependent on many factors that are difficult to predict.
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
lease is our incremental borrowing rate which is based on what we would normally pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments.

	2025	2024
Right-of-use assets	$519	$516
Lease liabilities, current	$153	$144
Lease liabilities, noncurrent	$348	$379

Other information:
Weighted-average remaining lease term (years)	5.0	5.1
Weighted-average discount rate	3.77%	3.87%
Operating lease expense totaled $205, $190 and $172 in 2025,
2024 and 2023.
Future Obligations
We lease various manufacturing, warehousing and distribution facilities, administrative and sales offices as well as equipment under operating leases. Refer to Note 10 for more information on the debt obligations.

	2026	2027	2028	2029	2030	Thereafter
Debt repayments	$1,000	$1,382	$2,606	$1,691	$2,565	$6,729
Minimum lease payments	$164	$125	$87	$55	$38	$55
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
in the programs were $75 and $71 on December 31, 2025 and
2024 and are included within accounts payable on our
Consolidated Balance Sheets.

	2025	2024
Beginning confirmed obligations	$71	$51
Additions	420	392
Settlements	(416)	(372)
Ending confirmed obligations	$75	$71
NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS
In our annual impairment test of goodwill as of October 31, 2024 we performed a quantitative assessment of the Spine reporting unit using a discounted cash flow analysis to estimate the fair value. The carrying value of the Spine reporting unit exceeded its fair value and a charge of $273 was recognized in goodwill and other impairments in the Consolidated Statements of Earnings.
The impairment charge for the Spine reporting unit was driven by a decrease in future product demand due to the competitive
environment and an increase in the Spine reporting unit’s
weighted average cost of capital. Subsequent to the annual
goodwill impairment test management committed to a plan to sell certain assets associated with the Spinal Implants business
(disposal group). Goodwill was allocated to the disposal group based on the relative fair values of the disposal group and the portion of the Spine reporting unit that will be retained. Goodwill allocated to the disposal group was tested for impairment which resulted in an impairment charge of $183 recognized in goodwill and other impairments in the Consolidated Statements of
Earnings. Refer to Note 16 for additional information on the sale of the Spinal Implants business.
In our annual impairment test as of October 31, 2025 we
performed a quantitative impairment test for our Peripheral
Vascular reporting unit and determined that its fair value
exceeded its carrying amount by 12%. At October 31, 2025,
goodwill attributable to the Peripheral Vascular reporting unit was
$3,203. The fair value of this reporting unit was determined using a discounted cash flow analysis, which is a form of the income approach. Significant inputs to the analysis included assumptions for future revenue growth, operating margin and the rate used to discount the estimated future cash flows to their present value, based on the reporting unit’s estimated weighted average cost of capital.
For our other reporting units, we considered qualitative indicators of impairment as it was considered more likely than not that the fair values of those reporting units exceeded their respective carrying values. No impairment was identified for those reporting units in 2025 or 2024.

Dollar amounts in millions except per share amounts or as otherwise specified.	39

STRYKER CORPORATION	2025 FORM 10-K
Future changes in the judgments, assumptions and estimates
that are used in our impairment testing for goodwill, including discount and tax rates and future cash flow projections, could result in different estimates of the fair values. A significant reduction in the estimated fair values could result in impairment charges that could materially affect our results of operations.
In 2024 goodwill of $117 previously reported within Orthopaedics was reclassified to MedSurg and Neurotechnology to reflect the reclassification of the Interventional Spine reporting unit from
Orthopaedics to MedSurg and Neurotechnology to align with
certain updates in our internal reporting structure.

Changes in the Net Carrying Value of Goodwill by Segment
	MedSurg and Neurotechnology	Orthopaedics	Total
2023	$8,270	$6,973	$15,243
Goodwill impairment	—	(456)	(456)
Additions and adjustments	852	300	1,152
Foreign exchange and other	86	(170)	(84)
2024	$9,208	$6,647	$15,855
Additions and adjustments	3,275	(1)	3,274
Foreign exchange and other	73	89	162
2025	$12,556	$6,735	$19,291

Summary of Other Intangible Assets
	Gross Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Developed technologies
2025	$7,273	$3,430	$3,843
2024	5,698	2,931	2,767
Customer relationships
2025	$3,425	$1,844	$1,581
2024	3,055	1,636	1,419
Patents
2025	$157	$144	$13
2024	153	136	17
Trademarks
2025	$420	$281	$139
2024	413	256	157
In-process research and development
2025	$34	$—	$34
2024	34	—	34
Other
2025	$132	$61	$71
2024	63	62	1
Total
2025	$11,441	$5,760	$5,681
2024	9,416	5,021	4,395

Estimated Amortization Expense
2026	2027	2028	2029	2030
$699	$711	$631	$616	$597
NOTE 9 - CAPITAL STOCK
The aggregate number of shares of all classes of stock which we are authorized to issue is up to 1,000,500,000, divided into two classes consisting of 500,000 shares of $1 par value preferred stock and 1,000,000,000 shares of common stock with a par
value of $0.10. No shares of preferred stock were outstanding on
December 31, 2025.
We made no repurchases of shares in 2025. The manner, timing and amount of repurchases are determined by management
based on an evaluation of market conditions, stock price and other factors and are subject to regulatory considerations.
Purchases are made from time-to-time in the open market, in
privately negotiated transactions or otherwise. On December 31,
2025 the total dollar value of shares of our common stock that could be purchased under our authorized repurchase program
was $1,033.
Shares reserved for future compensation grants of our common stock were 31 million and 18 million on December 31, 2025 and
2024.
Stock Options
We measure the cost of employee stock options based on the
grant-date fair value and recognize that cost using the straight-
line method over the period in which a recipient is required to provide services in exchange for the options, typically the vesting period. The weighted-average fair value per share of options is estimated on the date of grant using the Black-Scholes option pricing model.

Option Value and Assumptions
	2025	2024	2023
Weighted-average fair value per share	$141.40	$118.22	$83.59
Assumptions:
Risk-free interest rate	4.4%	4.3%	4.0%
Expected dividend yield	0.9%	1.1%	1.2%
Expected stock price volatility	29.1%	29.9%	29.0%
Expected option life (years)	6.4	6.3	6.2
The risk-free interest rate for periods within the expected life of options granted is based on the United States Treasury yield curve in effect at the time of grant. Expected stock price volatility is based on the historical volatility of our stock. The expected option life, representing the period of time that options granted are expected to be outstanding, is based on historical option exercise and employee termination data.

2025 Stock Option Activity
	Shares (in millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding January 1	10.8	$214.87
Granted	1.0	392.36
Exercised	(1.2)	158.83
Canceled or forfeited	(0.2)	313.05
Outstanding December 31	10.4	$234.56	5.0	$1,246.1
Exercisable December 31	6.9	$195.53	3.7	$1,073.4
Options expected to vest	3.3	$309.91	7.5	$166.7
The aggregate intrinsic value of options, which represents the cumulative difference between the fair market value of the
underlying common stock and the option exercise prices,
exercised was $260, $362 and $318 in 2025, 2024 and 2023.
Exercise prices for options outstanding ranged from $96.64 to
$392.39 on December 31, 2025. On December 31, 2025 there
was $160 of unrecognized compensation cost related to
nonvested stock options granted under the long-term incentive plans. That cost is expected to be recognized as expense over the weighted-average period of approximately 1.5 years.

Restricted Stock Units (RSUs) and Performance Stock Units (PSUs) Activity
	Shares (in millions)		Weighted-Average Grant Date Fair Value
	RSUs	PSUs	RSUs	PSUs
Nonvested on January 1	0.7	0.2	$290.58	$287.51
Granted	0.3	0.1	385.68	334.24
Vested	(0.3)	(0.1)	277.40	254.47
Canceled or forfeited	(0.1)	—	337.17	—
Nonvested on December 31	0.6	0.2	$344.25	$333.06

Dollar amounts in millions except per share amounts or as otherwise specified.	40

STRYKER CORPORATION	2025 FORM 10-K
On December 31, 2025 there was $100 of unrecognized
compensation cost related to nonvested RSUs. That cost is
expected to be recognized as expense over the weighted-
average period of approximately one year. The weighted-average grant date fair value per share of RSUs granted was $385.68 and
$332.64 in 2025 and 2024. The fair value of RSUs and PSUs
vested in 2025 was $91 and $26. On December 31, 2025 there
was $26 of unrecognized compensation cost related to
nonvested PSUs. That cost is expected to be recognized as
expense over the weighted-average period of approximately one year.
Employee Stock Purchase Plans (ESPP)
Employees may participate in our ESPP provided they meet
certain eligibility requirements. The purchase price for our common stock under the terms of the ESPP is defined as 95% of the closing stock price on the last trading day of a purchase period. We issued 178,090 and 173,708 shares under the ESPP
in 2025 and 2024.
NOTE 10 - DEBT AND CREDIT FACILITIES
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on
December 31, 2025.
In February 2025 we entered into a new revolving credit
agreement that replaces our previous agreement dated October
2021. The primary changes included increasing the aggregate
principal amount of the facility by $750 to $3,000 and extending the maturity date to February 25, 2030. On December 31, 2025 there were no borrowings outstanding under our revolving credit facility or our commercial paper program which allows for
maturities up to 397 days from the date of issuance. The
maximum amount of our commercial paper that can be
outstanding at any time is $3,000.
In February 2025 we issued $500 of 4.550% senior unsecured
notes due February 10, 2027, $700 of 4.700% senior unsecured notes due February 10, 2028, $800 of 4.850% senior unsecured notes due February 10, 2030 and $1,000 of 5.200% senior
unsecured notes due February 10, 2035. In June 2025 we repaid
$650 of 1.150% senior unsecured notes. In November 2025 we
repaid $750 of 3.375% senior unsecured notes. The following
table summarizes our total debt at December 31:

Summary of Total Debt
Rate	Due	2025	2024
Senior unsecured notes:
1.150%	June 15, 2025	$—	$649
3.375%	November 1, 2025	—	750
3.500%	March 15, 2026	1,000	998
4.550%	February 10, 2027	498	—
2.125%	November 30, 2027	881	777
4.700%	February 10, 2028	697	—
3.650%	March 7, 2028	599	598
4.850%	December 8, 2028	597	596
3.375%	December 11, 2028	704	621
0.750%	March 1, 2029	939	828
4.250%	September 11, 2029	744	743
4.850%	February 10, 2030	794	—
1.950%	June 15, 2030	995	993
2.625%	November 30, 2030	759	669
1.000%	December 3, 2031	876	772
3.375%	September 11, 2032	934	824
4.625%	September 11, 2034	741	740
5.200%	February 10, 2035	990	—
3.625%	September 11, 2036	695	613
4.100%	April 1, 2043	393	393
4.375%	May 15, 2044	396	396
4.625%	March 15, 2046	984	984
2.900%	June 15, 2050	643	643
Other		—	10
Total debt		$15,859	$13,597
Less current maturities		1,000	1,409
Total long-term debt		$14,859	$12,188

Unamortized debt issuance costs		$70	$63
Borrowing capacity on existing facilities		$2,911	$2,160
Fair value of senior unsecured notes		$15,344	$12,780
The fair value of the senior unsecured notes was estimated using quoted interest rates, maturities and amounts of borrowings
based on quoted active market prices and yields that took into account the underlying terms of the debt instruments.
Substantially all of our debt is classified within Level 2 of the fair value hierarchy.
Interest expense on outstanding debt and credit facilities,
including required fees incurred totaled $582, $396 and $356 in
2025, 2024 and 2023.
NOTE 11 - INCOME TAXES
On January 1, 2025 we prospectively adopted ASU 2023-09
(Topic 740): Income Taxes: Improvements to Income Tax
Disclosures which expands the existing rules on income tax
disclosures. This update requires entities to disclose specific categories in the tax rate reconciliation, provide additional information for reconciling items that meet a quantitative
threshold and disclose additional information about income taxes paid on an annual basis. In determining the reconciling items we considered the effect of tax rulings as part of the statutory tax rate.
Our effective tax rate was 28.1%, 14.3% and 13.8% for 2025,
2024 and 2023. The effective income tax rate for 2025 increased from 2024 due to the 2025 tax effect of transfers of intellectual property between tax jurisdictions and the 2024 tax effect of the sale of the Spinal Implants business. The effective income tax rate for 2024 increased from 2023 due to the 2023 tax effect of transfers of intellectual property between tax jurisdictions offset by the 2024 tax effect of the sale of the Spinal Implants business.

Dollar amounts in millions except per share amounts or as otherwise specified.	41

STRYKER CORPORATION	2025 FORM 10-K

Effective Income Tax Rate Reconciliation
	2025
	Amount	Percent
United States federal statutory rate	$948	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect(1)	173	3.8
Foreign Tax Effects
Ireland
Statutory tax rate difference	(177)	(3.9)
Other	17	0.4
Puerto Rico
Statutory tax rate difference	(49)	(1.1)
Withholding Tax	60	1.3
Expiration of credits carryforward	78	1.7
Change in valuation allowance	(78)	(1.7)
Other	(4)	(0.1)
Other foreign jurisdictions	20	0.4
Effect of changes in tax laws or rates enacted in the current period	—	—
Effect of Cross-Border Tax Laws
Direct foreign tax credits	(90)	(2.0)
Global intangible low-taxed income	70	1.6
Tax Credits
Research and development tax credits	(53)	(1.2)
Changes in Valuation Allowances	—	—
Nontaxable or Nondeductible Items
Spinal Implants divestiture	(51)	(1.1)
Transfers of intellectual property	405	9.0
Changes in unrecognized Tax Benefits	17	0.4
Other Adjustments	(18)	(0.4)
Effective Tax Rate	$1,268	28.1%
(1) State taxes in Pennsylvania, New York, Illinois, Florida, California, Michigan,
Indiana, and Tennessee accounted for the majority (greater than 50%) of the tax effect in this category.

Effective Income Tax Rate Reconciliation
	2024	2023
United States federal statutory rate	21.0%	21.0%
United States state and local income taxes, less federal deduction	1.1	1.1
Foreign income tax at rates other than 21%	(4.1)	(6.8)
Tax related to repatriation of foreign earnings	0.3	1.2
United States research and development credits	(1.4)	(1.2)
Intellectual property transfers	—	(3.3)
Goodwill impairment	2.8	—
Outside basis difference related to the anticipated sale of the Spinal Implants business	(4.9)	—
Other	(0.5)	1.8
Effective income tax rate	14.3%	13.8%

Cash paid for income taxes (net of refunds received)
2025
United States - Federal	533
United States - State	71
Foreign
Ireland	175
Other	223
Subtotal	398
Total	$1,002

Earnings Before Income Taxes
	2025	2024	2023
United States	$1,434	$523	$701
International	3,080	2,969	2,972
Total	$4,514	$3,492	$3,673

Components of Income Tax Expense (Benefit)
Current income tax expense (benefit):	2025	2024	2023
United States federal	$414	$490	$236
United States state and local	149	90	48
International	313	289	430
Total current income tax expense	$876	$869	$714
Deferred income tax expense (benefit):
United States federal	$186	$(462)	$(212)
United States state and local	78	(76)	(20)
International	128	168	26
Total deferred income tax expense (benefit)	$392	$(370)	$(206)
Total income tax expense	$1,268	$499	$508
Interest included in interest expense was $18, $13, and $1 in
2025, 2024 and 2023. The United States federal deferred income tax expense (benefit) includes the utilization of net operating loss carryforwards of $32, $9 and $189 in 2025, 2024 and 2023.

Deferred Income Tax Assets and Liabilities
Deferred income tax assets:	2025	2024
Inventories	$553	$551
Other accrued expenses	401	207
Depreciation and amortization	546	715
State income taxes	90	167
Share-based compensation	117	100
Research and development capitalization	40	408
International interest expense carryforwards	56	52
Net operating loss and credit carryforwards	315	410
Outside basis difference related to the anticipated sale of the Spinal Implants business	—	170
Other	352	310
Total deferred income tax assets	$2,470	$3,090
Less valuation allowances	(148)	(228)
Net deferred income tax assets	$2,322	$2,862
Deferred income tax liabilities:
Depreciation and amortization	$(1,222)	$(1,141)
Undistributed earnings	(139)	(61)
Total deferred income tax liabilities	$(1,361)	$(1,202)
Net deferred income tax assets	$961	$1,660
Reported as:
Noncurrent deferred income tax assets	$1,098	$1,742
Noncurrent liabilities—Other liabilities	(137)	(82)
Total	$961	$1,660
Accrued interest was $96 and $71 on December 31, 2025 and
2024 which was reported in accrued expenses and other
liabilities and other noncurrent liabilities.
United States federal loss carryforwards of $271, with $57 of associated deferred tax asset and with $2 being subject to a valuation allowance, begin to expire in 2026. United States state loss carryforwards of $1,606, with $64 associated deferred tax asset and with $33 being subject to a valuation allowance, begin to expire in 2026. International loss carryforwards of $309, with
$67 of associated deferred tax asset and with $61 being subject to a valuation allowance, begin to expire in 2026; however, some have no expiration. We also have tax credit carryforwards of
$141 with $4 being subject to a full valuation allowance. The credits with a full valuation allowance begin to expire in 2026.
We recorded deferred income tax on undistributed earnings of foreign subsidiaries not determined to be indefinitely reinvested.
The amount of undistributed earnings of foreign subsidiaries determined to be indefinitely reinvested at December 31, 2025 was approximately $11.7 billion. Determination of the total
amount of unrecognized deferred income tax on undistributed
earnings of foreign subsidiaries is not practicable.

Dollar amounts in millions except per share amounts or as otherwise specified.	42

STRYKER CORPORATION	2025 FORM 10-K

Uncertain Income Tax Positions
	2025	2024
Beginning uncertain tax positions	$349	$371
Increases related to current year income tax positions	19	18
Increases related to prior year income tax positions	12	—
Decreases related to prior year income tax positions	—	(4)
Settlements of income tax audits	—	(21)
Statute of limitations expirations and other	(4)	(3)
Foreign currency translation	27	(12)
Ending uncertain tax positions	$403	$349
Reported as:
Noncurrent liabilities—Income taxes	$403	$349
Our income tax expense would have been reduced by $279 and
$224 in 2025 and 2024 had our uncertain income tax positions been favorably resolved. It is reasonably possible that the
amount of unrecognized tax benefits will significantly change due to one or more of the following events in the next 12 months:
expiring statutes, audit activity, tax payments, competent
authority proceedings related to transfer pricing or final decisions in matters that are the subject of controversy in various taxing jurisdictions in which we operate, including inventory transfer pricing, cost sharing, product royalty and foreign branch
arrangements. We are not able to reasonably estimate the
amount or the future periods in which changes in unrecognized tax benefits may be resolved. Interest incurred associated with uncertain tax positions is included in interest expense.
Income tax authorities in various jurisdictions globally conduct routine audits of our income tax returns to determine if they agree with our interpretations of income tax regulations. Any audit assessment, draft audit assessment, or final audit report received is reviewed for new information and evaluated for proper financial statement treatment. We received a final audit report and
assessments from the German Federal Central Tax Office
(FCTO) related to the years 2010 through 2017 of $754 and
expect to receive additional assessments of $11 based on the final audit report.  We intend to defend our filing positions through the FCTO independent appeals process and/or litigation as
necessary. If the resolution of this matter results in additional
German income taxes, we expect to pursue a claim for
associated foreign tax credits. Our unrecognized tax benefits associated with this matter remain unchanged from 2024.
Income tax years are open from 2019 through 2025 for the
United States federal jurisdiction and are open for other major jurisdictions from 2010 through 2025.
NOTE 12 - RETIREMENT PLANS
Defined Contribution Plans
We provide certain employees with defined contribution plans and other types of retirement plans. A portion of our retirement plan expense under the defined contribution plans is funded with
Stryker common stock. The use of Stryker common stock
represents a non-cash operating activity that is not reflected in our Consolidated Statements of Cash Flows.

	2025	2024	2023
Plan expense	$399	$376	$327
Expense funded with Stryker common stock	72	62	57
Stryker common stock held by plan:
Dollar amount	$763	$781	$649
Shares (in millions)	2.2	2.2	2.2
Value as a percentage of total plan assets	8%	10%	10%
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
anticipated return for each asset category based on historical and projected returns.

Components of Net Periodic Pension Cost
Net periodic benefit cost:	2025	2024	2023
Service cost	$(42)	$(39)	$(32)
Interest cost	(24)	(21)	(23)
Expected return on plan assets	22	19	18
Amortization of prior service credit	2	1	1
Recognized actuarial gain (loss)	(2)	(1)	4
Net periodic benefit cost	$(44)	$(41)	$(32)
Changes in assets and benefit obligations recognized in OCI:
Net actuarial gain (loss)	$93	$43	$(67)
Recognized net actuarial (gain) loss	2	1	(4)
Prior service credit and transition amount	(2)	(1)	(1)
Total recognized in other comprehensive income (loss)	$93	$43	$(72)
Total recognized in net periodic benefit cost and OCI	$49	$2	$(104)
Weighted-average rates used to determine net periodic benefit cost:
Discount rate	2.9%	2.8%	3.3%
Expected return on plan assets	4.1%	4.3%	4.2%
Rate of compensation increase	2.9%	3.0%	3.0%
Weighted-average discount rate used to determine projected benefit obligations	3.6%	2.9%	2.8%
The actuarial gain (loss) for all pension plans was primarily related to a change in the discount rate used to measure the benefit obligations of those plans.
Investment Strategy
The investment strategy for our defined benefit pension plans is to meet the liabilities of the plans as they fall due and to maximize the return on invested assets within appropriate risk tolerances.

	2025	2024
Fair value of plan assets	$560	$492
Benefit obligations	(829)	(782)
Funded status	$(269)	$(290)
Reported as:
Noncurrent assets—other assets	$72	$48
Current liabilities—accrued compensation	(5)	(3)
Noncurrent liabilities—other liabilities	(336)	(335)
Pre-tax amounts recognized in AOCI:
Unrecognized net actuarial gain (loss)	101	6
Unrecognized prior service credit	8	8
Total	$109	$14

Change in Benefit Obligations
	2025	2024
Beginning projected benefit obligations	$782	$826
Service cost	42	39
Interest cost	24	21
Foreign exchange impact and other	114	(52)
Employee contributions	9	7
Actuarial (gains) losses	(116)	(40)
Benefits paid	(26)	(19)
Ending projected benefit obligations	$829	$782
Ending accumulated benefit obligations	$786	$748

Dollar amounts in millions except per share amounts or as otherwise specified.	43

STRYKER CORPORATION	2025 FORM 10-K

Change in Plan Assets
	2025	2024
Beginning fair value of plan assets	$492	$485
Actual return	(3)	22
Employer contributions	23	23
Employee contributions	9	7
Foreign exchange impact	60	(31)
Benefits paid	(21)	(14)
Ending fair value of plan assets	$560	$492

Allocation of Plan Assets
	2026 Target	2025 Actual	2024 Actual
Equity securities	26%	32%	28%
Debt securities	41	39	40
Other	33	29	32
Total	100%	100%	100%

Valuation of Plan Assets
2025	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$16	$—	$—	$16
Equity securities	9	162	—	171
Debt securities	2	230	—	232
Other	4	83	54	141
Total	$31	$475	$54	$560

2024	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$17	$—	$—	$17
Equity securities	8	125	—	133
Debt securities	2	203	—	205
Other	4	76	57	137
Total	$31	$404	$57	$492
Our Level 3 pension plan assets primarily include guaranteed investment contracts with insurance companies. The insurance contracts guarantee us principal repayment and a fixed rate of return. The $3 decrease in Level 3 pension plan assets is
primarily driven by the change in the corresponding pension
liability. We expect to contribute $24 to our defined benefit pension plans in 2026.

Estimated Future Benefit Payments
2026	2027	2028	2029	2030	2031-2035
$29	$32	$33	$34	$38	$223
NOTE 13 - SUMMARY OF QUARTERLY DATA (UNAUDITED)

2025 Quarters	Mar 31	Jun 30	Sep 30	Dec 31
Net sales	$5,866	$6,022	$6,057	$7,171
Gross profit	3,744	3,841	3,852	4,628
Earnings before income taxes	764	1,016	1,029	1,705
Net earnings	654	884	859	849
Net earnings per share of common stock:
Basic	$1.71	$2.32	$2.25	$2.21
Diluted	$1.69	$2.29	$2.22	$2.20
Dividends declared per share of common stock	$0.84	$0.84	$0.84	$0.88

2024 Quarters	Mar 31	Jun 30	Sep 30	Dec 31
Net sales	$5,243	$5,422	$5,494	$6,436
Gross profit	3,333	3,416	3,517	4,174
Earnings before income taxes	923	998	1,043	528
Net earnings	788	825	834	546
Net earnings per share of common stock:
Basic	$2.07	$2.17	$2.18	$1.43
Diluted	$2.05	$2.14	$2.16	$1.41
Dividends declared per share of common stock	$0.80	$0.80	$0.80	$0.84
NOTE 14 - SEGMENT AND GEOGRAPHIC DATA
We segregate our operations into two reportable business
segments: (i) MedSurg and Neurotechnology and (ii)
Orthopaedics which aligns to our internal reporting structure and how our Chief Operating Decision Maker (CODM) assesses
performance and allocates resources. The CODM is the Chief
Executive Officer. The CODM makes decisions on resource
allocation, assesses performance of the business, and monitors budget versus actual results using segment operating income.
The Corporate and Other category shown in the table below
includes corporate and administration, corporate initiatives and share-based compensation, which includes compensation related to employee stock options, restricted stock units and
performance stock unit grants and director stock options and restricted stock unit grants.

Segment Results	2025	2024	2023
MedSurg and Neurotechnology	$15,647	$13,518	$12,163
Orthopaedics	$9,469	9,077	8,335
Net sales	$25,116	$22,595	$20,498
MedSurg and Neurotechnology	$5,859	$5,320	$4,876
Orthopaedics	$2,570	2,400	2,254
Cost of sales	$8,429	$7,720	$7,130
MedSurg and Neurotechnology	$948	$784	$702
Orthopaedics	$524	540	508
Segment research, development and engineering expenses	$1,472	$1,324	$1,210
MedSurg and Neurotechnology	$3,931	$3,203	$2,934
Orthopaedics	$3,132	3,111	2,922
Segment selling, general and administrative expenses	$7,063	$6,314	$5,856
MedSurg and Neurotechnology	$237	$208	$181
Orthopaedics	423	433	386
Segment depreciation and amortization	$660	$641	$567
Corporate and Other	178	162	139
Amortization of intangible assets	732	623	635
Total depreciation and amortization	$1,570	$1,426	$1,341
MedSurg and Neurotechnology	$4,672	$4,004	$3,470
Orthopaedics	2,820	2,591	2,265
Segment operating income	$7,492	$6,595	$5,735
Items not allocated to segments:
Corporate and Other	$(889)	$(880)	$(780)
Inventory stepped up to fair value	(173)	(46)	—
Acquisition and integration-related charges	(335)	(108)	(20)
Amortization of intangible assets	(732)	(623)	(635)
Structural optimization and other special charges	(191)	(138)	(170)
Goodwill and other impairments	(170)	(977)	(36)
Medical device regulation	(38)	(58)	(96)
Recall-related matters	(58)	(40)	(18)
Regulatory and legal matters	(17)	(36)	(92)
Consolidated operating income	$4,889	$3,689	$3,888

Segment Assets and Capital Spending
Assets:	2025	2024
MedSurg and Neurotechnology	$27,647	$23,115
Orthopaedics	18,641	18,507
Total segment assets	$46,288	$41,622
Corporate and Other	1,556	1,349
Total assets	$47,844	$42,971
Purchases of property, plant and equipment:	2025	2024	2023
Orthopaedics	$296	$230	$179
MedSurg and Neurotechnology	220	276	183
Total segment purchases of property, plant and equipment	$516	$506	$362
Corporate and Other	245	249	213
Total purchases of property, plant and equipment	$761	$755	$575
We measure the financial results of our reportable segments
using an internal performance measure that excludes acquisition and integration-related charges, structural optimization and other special charges, goodwill and other impairments, reserves for certain product recall matters and reserves for certain legal and regulatory matters. Identifiable assets are those assets used exclusively in the operations of each business segment or
allocated when used jointly. Corporate assets are principally

Dollar amounts in millions except per share amounts or as otherwise specified.	44

STRYKER CORPORATION	2025 FORM 10-K
property, plant and equipment and noncurrent assets.
The countries in which we have local revenue generating
operations have been combined into the following geographic
areas: the United States; Europe, Middle East, Africa; Asia
Pacific; and other foreign countries, which include Canada and countries in the Latin American region. Net sales are reported based on the geographic area of the Stryker location where the sales to the customer originated.

Geographic Information
	Net Sales			Net Property, Plant and Equipment
	2025	2024	2023	2025	2024
United States	$19,006	$16,943	$15,257	$2,084	$1,997
Europe, Middle East, Africa	3,181	2,897	2,618	1,562	1,260
Asia Pacific	2,164	2,020	1,946	97	75
Other countries	765	735	677	133	116
Total	$25,116	$22,595	$20,498	$3,876	$3,448
NOTE 15 - ASSET IMPAIRMENTS
During 2025, 2024 and 2023 we recorded impairment charges of
$109, $159 and $36 to write off long-lived and intangible assets excluding long-lived assets held for sale which included charges related to certain product line exits.
NOTE 16 - SALE OF SPINAL IMPLANTS BUSINESS
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
Sheets. The assets and liabilities of the disposal group at the date of sale and at December 31, 2024 were as follows:

		Held for Sale
	Date of Sale	December 31
	2025	2024
Accounts receivable, net	$56	$62
Total inventories	195	183
Prepaid expenses and other current assets	27	10
Property, plant and equipment, net	53	51
Other intangibles, net	323	326
Noncurrent deferred income tax assets	9	9
Other noncurrent assets	179	171
Valuation allowance	(395)	(362)
Total assets	$447	$450

Accounts payable	$41	$28
Accrued compensation	20	26
Accrued expenses and other liabilities	24	29
Other noncurrent liabilities	27	21
Total liabilities	$112	$104

Dollar amounts in millions except per share amounts or as otherwise specified.	45

STRYKER CORPORATION	2025 FORM 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief
Executive Officer and Chief Financial Officer (the Certifying
Officers), evaluated the effectiveness of the Company’s
disclosure controls and procedures (as defined in Rules
13a-15(e) or 15d-15(e) promulgated under the Securities
Exchange Act of 1934, as amended) (Exchange Act) as of
December 31, 2025. Based on that evaluation, the Certifying
Officers concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial
reporting during the fourth quarter of 2025 that materially
affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The Company's management assessed the effectiveness of our
internal control over financial reporting on December 31, 2025. In making this assessment, we used the criteria set forth by the
Committee of Sponsoring Organizations of the Treadway
Commission in Internal Control—Integrated Framework (2013).
We have excluded from our assessment the operations and
related assets of Inari, which we acquired in February 2025. As of
December 31, 2025 Inari represented approximately 10% of our total assets, including the goodwill and intangible assets recorded as part of the purchase price allocation, and approximately 2.3%
of our net sales for the year ended December 31, 2025. Based on its assessment, management concluded that our internal
control over financial reporting was effective as of December 31,
2025.
Stryker’s independent registered public accounting firm has
issued an audit report on their assessment of the effectiveness of the Company’s internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Stryker
Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Stryker Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the
Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Stryker Corporation and subsidiaries (the Company)
maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report
on Internal Control Over Financial Reporting, management’s
assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Inari Medical, Inc. (Inari), which is included in the 2025 consolidated financial statements of the Company and
constituted 10% of total assets as of December 31, 2025 and
2.3% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Inari.
We also have audited, in accordance with the standards of the
Public Company Accounting Oversight Board (United States)
(PCAOB), the 2025 consolidated financial statements of the
Company and our report dated February 11, 2026 expressed an
unqualified opinion thereon.
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
statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1)

Dollar amounts in millions except per share amounts or as otherwise specified.	46

STRYKER CORPORATION	2025 FORM 10-K
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
February 11, 2026

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
and "Additional Information—Delinquent Section 16(a) Reports"
in the 2026 proxy statement is incorporated herein by reference.
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
Directors" in the 2026 proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information under the caption "Stock Ownership" in the 2026 proxy statement is incorporated herein by reference.
On December 31, 2025 we had an equity compensation plan
under which options were granted at a price not less than fair market value at the date of grant and under which awards of
restricted stock units (RSUs) and performance stock units (PSUs)
were made. Options and RSUs were also awarded under a
previous plan. Additional information regarding our equity
compensation plans appears in Note 1 and Note 9 to our
Consolidated Financial Statements. On December 31, 2025 we
also had a stock performance incentive award program pursuant to which shares of our common stock were and may be issued to certain employees with respect to performance. The status of these plans, each of which were previously submitted to and
approved by our shareholders, on December 31, 2025 is as
follows:

Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
2008 Employee Stock Purchase Plan	N/A	N/A	4,925,529
2011 Long-Term Incentive Plan(1)	11,165,209	$234.56	31,297,061
2011 Performance Incentive Award Plan	N/A	N/A	335,395
Total			36,557,985
(1) The 2011 Long-Term Incentive Plan securities to be issued upon exercise include 627,908 RSUs and 174,228 PSUs. The
weighted-average exercise price does not take these awards into account.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information under the caption "Corporate Governance" and
"Corporate Governance—Certain Relationships and Related
Party Transactions" in the 2026 proxy statement is incorporated herein by reference.

Dollar amounts in millions except per share amounts or as otherwise specified.	47

STRYKER CORPORATION	2025 FORM 10-K

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information under the caption "Proposal 2—Ratification of
Appointment of our Independent Registered Public Accounting
Firm" in the 2026 proxy statement is incorporated herein by
reference.

Dollar amounts in millions except per share amounts or as otherwise specified.	48

STRYKER CORPORATION	2025 FORM 10-K

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1.	Financial Statements
	The following Consolidated Financial Statements are set forth in Part II, Item 8 of this report.
	Report of Independent Registered Public Accounting Firm					25
	Consolidated Statements of Earnings for 2025, 2024 and 2023					27
	Consolidated Statements of Comprehensive Income for 2025, 2024 and 2023					27
	Consolidated Balance Sheets on 2025 and 2024					28
	Consolidated Statements of Shareholders’ Equity for 2025, 2024 and 2023					29
	Consolidated Statements of Cash Flows for 2025, 2024 and 2023					30
	Notes to Consolidated Financial Statements					31

(a) 2.	Financial Statement Schedules
	The Consolidated Financial Statement schedule of Stryker Corporation and its subsidiaries is:
	SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
			Additions	Deductions
	Description	Balance at Beginning of Period	Charged to Costs & Expenses	Uncollectible Amounts Written Off, Net of Recoveries	Effect of Changes in Foreign Currency Exchange Rates	Balance at End of Period
	DEDUCTED FROM ASSET ACCOUNTS
	Allowance for Doubtful Accounts:
	Year ended December 31, 2025	$213	$95	$91	$1	$216
	Year ended December 31, 2024	$182	$69	$36	$2	$213
	Year ended December 31, 2023	$154	$69	$40	$1	$182

All other schedules for which provision is made in the applicable accounting regulation of the United States Securities and
Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) 3.	Exhibits
FORM 10-K—ITEM 15(a) 3. AND ITEM 15(c)
STRYKER CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit 2—		Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
(i)
Purchase Agreement, dated as of November 4, 2019, among Stryker Corporation, Stryker B.V. and Wright Medical Group N.V. —
Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated November 6, 2019 (Commission File No. 001-13149).

(ii)	©
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

49

STRYKER CORPORATION	2025 FORM 10-K

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

(xxv)	†	Description of Securities

50

STRYKER CORPORATION	2025 FORM 10-K

Exhibit 10—		Material contracts
(i)*	†	Form of grant notice and terms and conditions for stock options granted in 2026 under the 2011 Long-Term Incentive Plan.
(ii)*	†	Form of grant notice and terms and conditions for restricted stock units granted in 2026 under the 2011 Long-Term Incentive Plan.
(iii)*	†	Form of grant notice and terms and conditions for performance stock units granted in 2026 under the 2011 Long-Term Incentive Plan.
(iv)*	†	Form of grant notice and terms and conditions for restricted stock units with no retirement provisions granted in 2026 under the 2011 Long-Term Incentive Plan.
(v)*
Form of grant notice and terms and conditions for stock options granted in 2025 under the 2011 Long-Term Incentive Plan —
Incorporated by reference to Exhibit 10(i) to the Company’s Form 10-K for the year ended December 31, 2024 (Commission File
No. 001-13149).

(vi)*
Form of grant notice and terms and conditions for restricted stock units granted in 2025 under the 2011 Long-Term Incentive Plan
— Incorporated by reference to Exhibit 10(ii) to the Company’s Form 10-K for the year ended December 31, 2024 (Commission
File No. 001-13149).

(vii)*
Form of grant notice and terms and conditions for performance stock units granted in 2025 under the 2011 Long-Term Incentive
Plan — Incorporated by reference to Exhibit 10(iii) to the Company’s Form 10-K for the year ended December 31, 2024
(Commission File No. 001-13149).

(viii)*
Form of grant notice and terms and conditions for restricted stock units with no retirement provisions granted in 2025 under the
2011 Long-Term Incentive Plan — Incorporated by reference to Exhibit 10(iv) to the Company’s Form 10-K for the year ended
December 31, 2024 (Commission File No. 001-13149).

(ix)*
Form of grant notice and terms and conditions for restricted stock units granted in 2025 under the 2011 Long-Term Incentive Plan to non-employee directors — Incorporated by reference to Exhibit 10.1(i) to the Company’s Form 10-Q for the quarterly period ended June 30, 2025 (Commission File No. 001-13149).

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
No. 001-13149).

(xxi)*
2011 Long-Term Incentive Plan (as amended and restated effective May 8, 2025) — Incorporated by reference to Appendix B to the Proxy Statement for the Company's 2025 Annual Meeting of Shareholders (Commission File No. 001-13149).

(xxii)*
Form of grant notice and terms and conditions for stock options granted in 2020 under the 2011 Long-Term Incentive Plan —
Incorporated by reference to Exhibit 10(ii) to the Company's Form 10-K for the year ended December 31, 2019 (Commission File
No. 001-13149).

(xxiii)*
Supplemental Savings and Retirement Plan (as amended effective January 1, 2008 and January 1, 2019) — Incorporated by
reference to Exhibit 10(vi) to the Company's Form 10-K for the year ended December 31, 2019 (Commission File No. 001-13149)

(xxiv)*
Form of grant notice and terms and conditions for stock options granted in 2019 under the 2011 Long-Term Incentive Plan —
Incorporated by reference to Exhibit 10(ii) to the Company's Form 10-K for the year ended December 31, 2018 (Commission File
No. 001-13149).

(xxv)*
Form of grant notice and terms and conditions for stock options granted in 2018 under the 2011 Long-Term Incentive Plan —
Incorporated by reference to Exhibit 10(ii) to the Company's Form 10-K for the year ended December 31, 2017 (Commission File

51

STRYKER CORPORATION	2025 FORM 10-K

(xxvi)*		Stryker Corporation Executive Bonus Plan — Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated February 21, 2007 (Commission File No. 000-09165).
(xxvii)*		Letter Agreement between Stryker Corporation and Glenn Boehnlein — Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated January 26, 2016 (Commission File No. 000-09165)
(xxviii)		Form of Indemnification Agreement for Directors — Incorporated by reference to Exhibit 10 (xiv) to the Company's Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165).
(xxix)		Form of Indemnification Agreement for Certain Officers—Incorporated by reference to Exhibit 10 (xv) to the Company's Form 10-K for the year ended December 31, 2008 (Commission File No. 000-09165)..
(xxx)
Settlement Agreement between Howmedica Osteonics Corp. and the counsel listed on the signature pages thereto, dated as of
November 3, 2014 (Rejuvenate and ABF II Hip Implant Products Liability Litigation) — Incorporated by reference to Exhibit 10xxiii

(xxxi)*
Letter Agreement, dated January 27, 2025, between Stryker Corporation and Preston Wells — Incorporated by reference to Exhibit
10.2 to the Company’s Form 8-K dated January 28, 2025 (Commission File No. 001-13149).

(xxxii)
Credit Agreement, dated February 25, 2025, between Stryker Corporation, certain subsidiaries as borrowers, Wells Fargo Bank,
National Association as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A. and Citibank, N.A. as
Syndication Agents, the Co-Documentation Agents and Other Lenders party thereto — Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 25, 2025 (Commission File No. 001-13149).

(xxxiii)*
Letter Agreement, dated December 2, 2025, between Stryker Corporation and Spencer Stiles — Incorporated by reference to
Exhibit 10.1 to the Company’s Form 8-K dated December 4, 2025 (Commission File No. 001-13149).

(xxxiv)*
Letter Agreement, dated December 2, 2025, between Stryker Corporation and Dylan Crotty — Incorporated by reference to Exhibit
10.2 to the Company’s Form 8-K dated December 4, 2025 (Commission File No. 001-13149).

Exhibit 19—		Insider Trading Policy
(i)	†	Corporate Policy No. 6
(ii)	†	Insider Trading Guidelines

Exhibit 21—		Subsidiaries of the registrant
(i)	†	List of Subsidiaries.

Exhibit 23—		Consent of experts and counsel
(i)	†	Consent of Independent Registered Public Accounting Firm.

Exhibit 31—		Rule 13a-14(a) Certifications
(i)	†	Certification by Principal Executive Officer of Stryker Corporation.
(ii)	†	Certification by Principal Financial Officer of Stryker Corporation.

Exhibit 32—		18 U.S.C. Section 1350 Certifications
(i)	††	Certification by Principal Executive Officer of Stryker Corporation.
(ii)	††	Certification by Principal Financial Officer of Stryker Corporation.

Exhibit 97—		Policy Relating to Recovery of Erroneously Awarded Compensation
(i)		Stryker Corporation Mandatory Clawback Policy — Incorporated by reference to Exhibit 97(i) to the Company's Form 10-K for the year ended December 31, 2023 (Commission File No. 001-13149).

Exhibit 101—		iXBRL (Inline Extensible Business Reporting Language) Documents
101.INS		iXBRL Instance Document
101.SCH		iXBRL Schema Document
101.CAL		iXBRL Calculation Linkbase Document
101.DEF		iXBRL Definition Linkbase Document
101.LAB		iXBRL Label Linkbase Document
101.PRE		iXBRL Presentation Linkbase Document
104		Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

*	Compensation arrangement

†	Filed with this Form 10-K

††	Furnished with this Form 10-K

©
Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Stryker hereby agrees to furnish supplementally a copy of any omitted schedule upon request by the U.S. Securities and Exchange Commission.

ITEM 16.	FORM 10-K SUMMARY.
None.

52

STRYKER CORPORATION	2025 FORM 10-K
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRYKER CORPORATION
Date:	February 11, 2026	/s/ PRESTON W. WELLS
Preston W. Wells
Vice President, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the date indicated above on behalf of the registrant and in the capacities indicated.

/s/ KEVIN A. LOBO	/s/ PRESTON W. WELLS
Kevin A. Lobo	Preston W. Wells
Chair and Chief Executive Officer	Vice President, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

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

/s/ EMMANUEL P. MACEDA
Emmanuel P. Maceda
Director