Form 10-Q
period 2026-03-31
STRYKER CORP
filed 2026-05-11
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☒
There were 383,360,762 shares of Common Stock, $0.10 par value, on March 31, 2026.

Dollar amounts are in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION	2026 First Quarter Form 10-Q
PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months
	2026	2025
Net sales	$6,020	$5,866
Cost of sales	2,210	2,122
Gross profit	$3,810	$3,744
Research, development and engineering expenses	413	405
Selling, general and administrative expenses	2,281	2,300
Amortization of intangible assets	180	167
Goodwill and other impairments	—	35
Total operating expenses	$2,874	$2,907
Operating income	$936	$837
Interest expense	(148)	(137)
Other income	62	64
Earnings before income taxes	$850	$764
Income taxes	105	110
Net earnings	$745	$654

Net earnings per share of common stock:
Basic	$1.95	$1.71
Diluted	$1.93	$1.69

Weighted-average shares outstanding (in millions):
Basic	382.9	381.7
Effect of dilutive employee stock compensation	3.6	4.7
Diluted	386.5	386.4

Cash dividends declared per share of common stock	$0.88	$0.84
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were de minimis in all periods.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months
	2026	2025
Net earnings	$745	$654
Other comprehensive income (loss), net of tax:
Marketable securities	—	—
Pension plans	(1)	—
Unrealized gains (losses) on designated hedges	(18)	(14)
Financial statement translation	123	(102)
Total other comprehensive income (loss), net of tax	$104	$(116)
Comprehensive income	$849	$538
See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION	2026 First Quarter Form 10-Q
CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2026	2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,878	$4,011
Short-term investments	—	—
Marketable securities	87	89
Accounts receivable, less allowance of $225 ($216 in 2025)	3,571	4,039
Inventories:
Materials and supplies	1,473	1,349
Work in process	435	415
Finished goods	3,511	3,546
Total inventories	$5,419	$5,310
Prepaid expenses and other current assets	1,383	1,306
Total current assets	$13,338	$14,755
Property, plant and equipment:
Land, buildings and improvements	1,795	1,793
Machinery and equipment	5,835	5,744
Total property, plant and equipment	$7,630	$7,537
Less allowance for depreciation	3,743	3,661
Property, plant and equipment, net	$3,887	$3,876
Goodwill	19,188	19,291
Other intangibles, net	5,516	5,681
Noncurrent deferred income tax assets	1,193	1,098
Other noncurrent assets	3,169	3,143
Total assets	$46,291	$47,844

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$1,592	$1,799
Accrued compensation	885	1,595
Income taxes	476	418
Dividends payable	337	337
Accrued expenses and other liabilities	2,526	2,645
Current maturities of debt	499	1,000
Total current liabilities	$6,315	$7,794
Long-term debt, excluding current maturities	14,224	14,859
Income taxes	403	402
Other noncurrent liabilities	2,370	2,369
Total liabilities	$23,312	$25,424
Shareholders' equity
Common stock, $0.10 par value	38	38
Additional paid-in capital	2,646	2,597
Retained earnings	20,878	20,472
Accumulated other comprehensive loss	(583)	(687)
Total shareholders' equity	$22,979	$22,420
Total liabilities and shareholders' equity	$46,291	$47,844
See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION	2026 First Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Three Months
	2026	2025
Common stock shares outstanding (in millions)
Beginning	382.5	381.4
Issuance of common stock under stock compensation and benefit plans	0.9	0.7
Ending	383.4	382.1
Common stock
Beginning	$38	$38
Issuance of common stock under stock compensation and benefit plans	—	—
Ending	$38	$38
Additional paid-in capital
Beginning	$2,597	$2,361
Issuance of common stock under stock compensation and benefit plans	(38)	(6)
Share-based compensation	87	84
Ending	$2,646	$2,439
Retained earnings
Beginning	$20,472	$18,528
Net earnings	745	654
Cash dividends declared	(339)	(320)
Ending	$20,878	$18,862
Accumulated other comprehensive income (loss)
Beginning	$(687)	$(293)
Other comprehensive income (loss)	104	(116)
Ending	$(583)	$(409)
Total shareholders' equity	$22,979	$20,930
See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION	2026 First Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months
	2026	2025
Operating activities
Net earnings	$745	$654
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	120	105
Amortization of intangible assets	180	167
Asset impairments	—	35
Share-based compensation	87	84
Sale of inventory stepped-up to fair value at acquisition	—	34
Deferred income tax (benefit) expense	(33)	14
Changes in operating assets and liabilities:
Accounts receivable	444	144
Inventories	(127)	(93)
Accounts payable	(198)	(309)
Accrued expenses and other liabilities	(654)	(504)
Income taxes	42	49
Other, net	(25)	(130)
Net cash provided by operating activities	$581	$250
Investing activities
Acquisitions, net of cash acquired	(22)	(4,749)
Purchases of marketable securities	(5)	(11)
Proceeds/(Purchases) of short-term investments	—	750
Proceeds from sales of marketable securities	7	17
Purchases of property, plant and equipment	(166)	(123)
Other investing, net	1	(20)
Net cash used in investing activities	$(185)	$(4,136)
Financing activities
Proceeds from issuance of long-term debt	—	2,979
Payments on long-term debt	(1,000)	—
Payments of dividends	(337)	(320)
Cash paid for taxes from withheld shares	(139)	(101)
Other financing, net	(34)	(24)
Net cash provided by (used in) financing activities	$(1,510)	$2,534
Effect of exchange rate changes on cash and cash equivalents	(19)	20
Change in cash and cash equivalents	$(1,133)	$(1,332)
Cash and cash equivalents at beginning of period	4,011	3,652
Cash and cash equivalents at end of period	$2,878	$2,320
See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION	2026 First Quarter Form 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 - BASIS OF PRESENTATION
General Information
Management believes the accompanying unaudited Consolidated
Financial Statements contain all adjustments, including normal recurring items, considered necessary to fairly present the
financial position of Stryker Corporation and its consolidated subsidiaries ("Stryker," the "Company," "we," "us" or "our") on
March 31, 2026 and the results of operations for the three
months 2026. The results of operations included in these
Consolidated Financial Statements may not necessarily be
indicative of our annual results. These statements should be read in conjunction with our Annual Report on Form 10-K for 2025.
In the first quarter 2026 we announced a change in our
organizational structure. Our new Ortho Tech business combines the orthopaedic instruments portfolio from our Instruments
business with the Mako and enabling technologies portfolio from our Other Orthopaedics business. By bringing Mako, power tools, cutting accessories, enabling technologies and the teams behind these products together under one business, we are simplifying the customer experience and striving to increase our speed to market through focused innovation. We are reporting under this new structure beginning with this Quarterly Report on Form 10-Q for the period ended March 31, 2026.
Following this reorganization we will continue to have two
business segments - (i) MedSurg and Neurotechnology and (ii)
Orthopaedics, each of which comprise a reportable segment. All historical segment financial information has been recast to
conform to this new reporting structure in our financial statements and accompanying notes.
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
On January 1, 2026 we adopted ASU 2025-05 (Topic 326):
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
NOTE 2 - REVENUE RECOGNITION
Our policies for recognizing sales have not changed from those described in our Annual Report on Form 10-K for 2025.
We disaggregate our net sales by business and geographic
location for each of our segments as we believe it best depicts how the nature, amount, timing and certainty of our net sales and cash flows are affected by economic factors.
In the first quarter 2026 we announced a change in our
organizational structure. Our new Ortho Tech business combines the orthopaedic instruments portfolio (Orthopaedic Instruments)
from Instruments with Other Orthopaedics. In addition, Neuro
Cranial and the spine enabling technologies portfolio (Enabling
Technologies) from Other Orthopaedics was combined with the
remaining Instruments business to align with our internal
reporting structure. Ortho Tech includes sales related to
Orthopaedic Instruments of $489 and $484 and Other
Orthopaedics of $157 and $133. Instruments includes sales
related to Neuro Cranial of $606 and $563 and Enabling
Technologies of $26 and $29 for the three months 2026 and
2025. We have reflected these changes in all historical periods presented.

Net Sales by Business
	Three Months
	2026	2025
MedSurg and Neurotechnology:
Instruments	$920	$838
Endoscopy	868	867
Medical	902	945
Vascular	517	406
	$3,207	$3,056
Orthopaedics:
Knees	$670	$639
Hips	460	443
Trauma and Extremities	1,035	945
Ortho Tech	646	617
Spinal Implants	2	166
	$2,813	$2,810
Total	$6,020	$5,866

Dollar amounts are in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION	2026 First Quarter Form 10-Q

Net Sales by Geography
	Three Months 2026		Three Months 2025
	United States	International	United States	International
MedSurg and Neurotechnology:
Instruments	$766	$154	$702	$136
Endoscopy	701	167	710	157
Medical	747	155	802	143
Vascular	280	237	203	203
	$2,494	$713	$2,417	$639
Orthopaedics:
Knees	$472	$198	$464	$175
Hips	276	184	269	174
Trauma and Extremities	767	268	713	232
Ortho Tech	467	179	459	158
Spinal Implants	—	2	118	48
	$1,982	$831	$2,023	$787
Total	$4,476	$1,544	$4,440	$1,426
Costs to Obtain or Fulfill a Contract
We typically do not incur costs to fulfill a contract before a product or service is provided to a customer due to the nature of our products and services. Our costs to obtain contracts are typically in the form of sales commissions paid to employees or third-party agents. Certain sales commissions paid to employees prior to recognition of sales are recorded as deferred contract costs. We expense sales commissions associated with obtaining a contract at the time of the sale or as incurred as the
amortization period is generally less than one year. These costs have been presented within selling, general and administrative expenses. On March 31, 2026 and December 31, 2025 deferred
contracts costs recorded in our Consolidated Balance Sheets
were not significant.
Contract Assets and Liabilities
Our contract assets primarily relate to conditional rights to consideration for work completed but not billed at the reporting date. On March 31, 2026 and December 31, 2025 contract
assets recorded in our Consolidated Balance Sheets were not
significant.
Our contract liabilities arise as a result of consideration received from customers at inception of contracts for certain businesses or where the timing of billing for services precedes satisfaction of our performance obligations. This occurs primarily when payment is received upfront for certain multi-period extended service contracts. Our contract liabilities of $1,035 and $1,024 on
March 31, 2026 and December 31, 2025 are classified within
accrued expenses and other liabilities and other noncurrent
liabilities in our Consolidated Balance Sheets based on the timing of when we expect to complete our performance obligations.
Changes in contract liabilities during the three months 2026 were as follows:

March 31
2026
Beginning contract liabilities	$1,024
Revenue recognized from beginning of year contract liabilities	(288)
Net advance consideration received during the period	299
Ending contract liabilities	$1,035
Transfers and Servicing of Financial Assets
We sell certain customer lease agreements and the related
leased assets to third-party financial institutions to accelerate our cash collection cycle. The lease receivables are sold without recourse and are derecognized from our Consolidated Balance
Sheets at the time of sale. Under the terms of our arrangements, we collect lease payments on behalf of the financial institutions but maintain no other form of continuing involvement. Sales of these lease agreements are classified as operating activities in our Consolidated Statements of Cash Flows. Fees earned for our servicing activities are immaterial. Revenue related to customer lease agreements sold under these arrangements represented
less than 4% of our total revenue for the three months 2026 and
2025.
NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE (LOSS)
INCOME (AOCI)

Three Months 2026	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$70	$42	$(799)	$(687)
OCI	(1)	(7)	134	126
Income taxes	1	1	(3)	(1)
Reclassifications to:
Cost of sales	—	(13)	—	(13)
Interest expense	—	(1)	—	(1)
Other income	(1)	—	(10)	(11)
Income taxes	—	2	2	4
Net OCI	$(1)	$(18)	$123	$104
Ending	$69	$24	$(676)	$(583)

Three Months 2025	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$4	$31	$(328)	$(293)
OCI	—	(16)	(160)	(176)
Income taxes	—	4	66	70
Reclassifications to:
Cost of sales	—	(2)	—	(2)
Interest expense	—	(1)	—	(1)
Other income	—	—	(11)	(11)
Income taxes	—	1	3	4
Net OCI	$—	$(14)	$(102)	$(116)
Ending	$4	$17	$(430)	$(409)
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
balance of the instrument. We have not changed our hedging
strategies, accounting practices or objectives from those
disclosed in our Annual Report on Form 10-K for 2025.

Dollar amounts are in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION	2026 First Quarter Form 10-Q

Foreign Currency Hedges
March 2026	Cash Flow	Net Investment	Non- Designated	Total
Gross notional amount	$1,242	$2,583	$3,744	$7,569
Maximum term in years				8.5
Fair value:
Other current assets	$24	$—	$49	$73
Other noncurrent assets	—	9	—	9
Other current liabilities	(16)	(47)	(10)	(73)
Other noncurrent liabilities	(1)	(28)	—	(29)
Total fair value	$7	$(66)	$39	$(20)

December 2025	Cash Flow	Net Investment	Non- Designated	Total
Gross notional amount	$1,738	$2,647	$4,391	$8,776
Maximum term in years				8.7
Fair value:
Other current assets	$33	$—	$11	$44
Other noncurrent assets	2	—	—	2
Other current liabilities	(10)	(71)	(21)	(102)
Other noncurrent liabilities	(2)	(66)	—	(68)
Total fair value	$23	$(137)	$(10)	$(124)
We had €2.3 billion at March 31, 2026 and December 31, 2025 in certain forward currency contracts designated as net investment hedges, for which the maximum term is 8.5 years, to hedge a
portion of our investments in certain of our entities with functional currencies denominated in Euros. In addition to these derivative financial instruments designated as net investment hedges, we had €5.0 billion at March 31, 2026 and December 31, 2025 of
senior unsecured notes designated as net investment hedges to selectively hedge portions of our investment in certain
international subsidiaries. The currency effects of our Euro-
denominated senior unsecured notes are reflected in AOCI within shareholders' equity where they offset gains and losses recorded on our net investment in international subsidiaries.
The total after-tax gain (loss) recognized in OCI related to designated net investment hedges was $154 in the three months
2026.
Currency Exchange Rate Gains (Losses) Recognized in Net
Earnings

		Three Months
Derivative Instrument	Recognized in:	2026	2025
Cash Flow	Cost of sales	$13	$2
Net Investment	Other income	10	11
Non-Designated	Other income	(1)	13
	Total	$22	$26
Pretax gains (losses) on derivatives designated as cash flow hedges of $23 and net investment hedges of $34 recorded in
AOCI are expected to be reclassified to cost of sales and other income in earnings within 12 months of March 31, 2026. This
cash flow hedge reclassification is primarily due to the sale of inventory that includes previously hedged purchases. A
component of the AOCI amounts related to net investment
hedges is reclassified over the life of the hedge instruments as we elected to exclude the initial value of the component related to the spot-forward difference from the effectiveness assessment.
Interest Rate Hedges
Pretax gains of $6 recorded in AOCI related to interest rate hedges closed in conjunction with debt issuances are expected to be reclassified to interest expense in earnings within 12 months of March 31, 2026. The cash flow effect of interest rate hedges is recorded in cash flow from operations.
NOTE 5 - FAIR VALUE MEASUREMENTS
Our policies for managing risk related to foreign currency, interest rates, credit and markets and our process for determining fair value have not changed from those described in our Annual
Report on Form 10-K for 2025.
In 2025 we assumed contingent consideration liabilities with a fair value of $90 related to previous acquisitions made by Inari
Medical, Inc. (Inari). Refer to Note 7 for further information on the acquisition of Inari.
There were no significant transfers into or out of any level of the fair value hierarchy in 2026.

Assets Measured at Fair Value
	March 31	December 31
	2026	2025
Cash and cash equivalents	$2,878	$4,011
Short-term investments	—	—
Trading marketable securities	299	307
Level 1 - Assets	$3,177	$4,318
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$48	$52
United States treasury debt securities	39	37
Total available-for-sale marketable securities	$87	$89
Foreign currency exchange forward contracts	82	46
Level 2 - Assets	$169	$135
Total assets measured at fair value	$3,346	$4,453

Liabilities Measured at Fair Value
	March 31	December 31
	2026	2025
Deferred compensation arrangements	$299	$307
Level 1 - Liabilities	$299	$307
Foreign currency exchange forward contracts	$102	$170
Level 2 - Liabilities	$102	$170
Contingent consideration:
Beginning	$518	$452
Additions	—	123
Change in estimate and foreign exchange	2	24
Settlements	(39)	(81)
Ending	$481	$518
Level 3 - Liabilities	$481	$518
Total liabilities measured at fair value	$882	$995

Fair Value of Available for Sale Securities by Maturity
	March 31	December 31
	2026	2025
Due in one year or less	$39	$41
Due after one year through three years	$48	$48
On March 31, 2026 and December 31, 2025 the aggregate
difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest income on cash and cash equivalents and short-term investments and income from
marketable securities was $34 and $38 in the three months 2026 and 2025, which was recorded in other income.
Our investments in available-for-sale marketable securities had a minimum credit quality rating of A2 (Moody's), A (Standard &
Poor's) and A (Fitch). We do not plan to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
NOTE 6 - CONTINGENCIES AND COMMITMENTS
We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of business, including proceedings related to product, labor, tax, intellectual property

Dollar amounts are in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION	2026 First Quarter Form 10-Q
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
estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.

Leases
	March 31	December 31
	2026	2025
Right-of-use assets	$529	$519
Lease liabilities, current	$161	$153
Lease liabilities, non-current	$350	$348

Other information:
Weighted-average remaining lease term (years)	4.7	5.0
Weighted-average discount rate	3.77%	3.77%

	Three Months
	2026	2025
Operating lease cost	$56	$53
Other Contractual Obligations and Commitments
Our outstanding balances of confirmed invoices in the supplier financing program were $70 and $75 at March 31, 2026 and
December 31, 2025 and are included within accounts payable in our Consolidated Balance Sheets.
NOTE 7 - ACQUISITIONS
We acquire stock in companies and various assets that continue to support our capital deployment and product development
strategies. In the three months 2026 and 2025 cash paid for
acquisitions, net of cash acquired was $22 and $4,749.
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
The purchase price allocation for Inari is:

Purchase Price Allocation of Acquired Net Assets
2025
Inari
Tangible assets acquired:
Accounts receivable	$78
Inventory	215
Deferred income tax assets	134
Other assets	84
Deferred income tax liabilities	(489)
Other liabilities	(189)
Intangible assets:
Developed technologies	1,458
Customer relationships	330
Other intangibles	72
Goodwill	3,117
Purchase price, net of cash acquired of $64	$4,810
Weighted average amortization period at acquisition (years):
Developed technologies	13
Customer relationships	13
Other intangibles	9
On May 7, 2026 we acquired Amplitude Vascular Systems, Inc.
(AVS) for approximately $435 in cash and up to $400 in future milestone payments. AVS is developing a next-generation
intravascular lithotripsy platform designed to treat complex peripheral arterial disease. We plan to integrate AVS into our
Vascular business within MedSurg and Neurotechnology.

Consolidated Estimated Amortization Expense
Remainder of 2026	2027	2028	2029	2030
$557	$682	$634	$618	$599
NOTE 8 - DEBT AND CREDIT FACILITIES
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on
March 31, 2026.
On March 31, 2026 there were no borrowings outstanding under our revolving credit facility or our commercial paper program which allows for maturities up to 397 days from the date of
issuance. The maximum amount of our commercial paper that
can be outstanding at any time is $3,000.
In March 2026 we repaid $1,000 of 3.500% senior unsecured
notes. The following table summarizes our total debt at March 31:

Dollar amounts are in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION	2026 First Quarter Form 10-Q

Summary of Total Debt
		March 31	December 31
Rate	Due	2026	2025
Senior unsecured notes:
3.500%	March 15, 2026	—	1,000
4.550%	February 10, 2027	499	498
2.125%	November 30, 2027	860	881
4.700%	February 10, 2028	697	697
3.650%	March 7, 2028	599	599
4.850%	December 8, 2028	597	597
3.375%	December 11, 2028	687	704
0.750%	March 1, 2029	916	939
4.250%	September 11, 2029	745	744
4.850%	February 10, 2030	794	794
1.950%	June 15, 2030	995	995
2.625%	November 30, 2030	741	759
1.000%	December 3, 2031	855	876
3.375%	September 11, 2032	911	934
4.625%	September 11, 2034	741	741
5.200%	February 10, 2035	990	990
3.625%	September 11, 2036	679	695
4.100%	April 1, 2043	393	393
4.375%	May 15, 2044	396	396
4.625%	March 15, 2046	985	984
2.900%	June 15, 2050	643	643
Other		—	—
Total debt		$14,723	$15,859
Less current maturities		499	1,000
Total long-term debt		$14,224	$14,859

		March 31	December 31
		2026	2025
Unamortized debt issuance costs		$67	$70
Borrowing capacity on existing facilities		$2,907	$2,911
Fair value of senior unsecured notes		$13,975	$15,344
The fair value of the senior unsecured notes was estimated using quoted interest rates, maturities and amounts of borrowings
based on quoted active market prices and yields that took into account the underlying terms of the debt instruments.
Substantially all of our debt is classified within Level 2 of the fair value hierarchy.
Interest expense on outstanding debt and credit facilities,
including required fees incurred totaled $142 and $132 for the three months 2026 and 2025.
NOTE 9 - INCOME TAXES
Our effective tax rates were 12.4% and 14.4% in the three
months 2026 and 2025. The effective tax rates for the  three months 2026 and 2025 reflect the continued lower effective
income tax rates as a result of our European operations and
certain discrete tax items.
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
Information about total assets by segment is not disclosed
because such information is not regularly provided to, or used by, our CODM.

Segment Results
	Three Months
	2026	2025
MedSurg and Neurotechnology	$3,207	$3,056
Orthopaedics	2,813	2,810
Net sales	$6,020	$5,866
MedSurg and Neurotechnology	$1,291	$1,175
Orthopaedics	823	775
Cost of sales	$2,114	$1,950
MedSurg and Neurotechnology	$231	$208
Orthopaedics	146	158
Segment research, development and engineering expenses	$377	$366
MedSurg and Neurotechnology	$930	$859
Orthopaedics	880	925
Segment selling, general and administrative expenses	$1,810	$1,784
MedSurg and Neurotechnology	$55	$48
Orthopaedics	119	107
Segment depreciation and amortization	$174	$155
Corporate and Other	$43	$39
Amortization of intangible assets	180	167
Total depreciation and amortization	$397	$361
MedSurg and Neurotechnology	$700	$757
Orthopaedics	846	854
Segment operating income	$1,546	$1,611
Items not allocated to segments:
Corporate and Other	$(275)	$(267)
Inventory stepped up to fair value	—	(34)
Acquisition and integration-related charges	(19)	(185)
Amortization of intangible assets	(180)	(167)
Structural optimization and other special charges	(118)	(41)
Goodwill and other impairments	—	(35)
Medical device regulation	(5)	(12)
Recall-related matters	(10)	(33)
Regulatory and legal matters	(3)	—
Consolidated operating income	$936	$837

Segment Capital Spending	Three Months
	2026	2025
Purchases of property, plant and equipment:
MedSurg and Neurotechnology	$58	$33
Orthopaedics	41	49
Total segment purchases of property, plant and equipment	$99	$82
Corporate and Other	67	41
Total purchases of property, plant and equipment	$166	$123

Dollar amounts are in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION	2026 First Quarter Form 10-Q
NOTE 11 - SALE OF SPINAL IMPLANTS BUSINESS
In April 2025 we completed the sale of the disposal group to the
Viscogliosi Brothers, LLC. The fair value of the consideration received of $245 was measured using a discounted cash flow
analysis based upon the selling price and unobservable inputs, such as market conditions and the rate used to discount the
estimated future cash flows to their present value based on
factors including the disposal group’s cost of equity and market yield rates, which are Level 3 inputs.
Deferred consideration receivable was $269 at March 31, 2026.
Other amounts due from Viscogliosi Brothers, LLC are not
material.
Amounts due from purchasers in connection with divestitures, including deferred consideration, are assessed periodically for collectability. This assessment involves significant judgment and considers, among other factors, the purchaser’s financial
condition, operating performance and ability to meet its
contractual obligations. The carrying value of such amounts may be adjusted if, based on the facts and circumstances available, collection is no longer considered probable.
NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS
We test goodwill annually for impairment at October 31 or
whenever events or circumstances indicate that goodwill may be impaired. When it is unlikely that goodwill of a reporting unit is impaired, we perform a qualitative assessment that may be
periodically supplemented with a corroborative quantitative
analysis.
In the first quarter 2026 we changed our organizational structure.
Our new Ortho Tech business combines the orthopaedic
instruments portfolio from our Instruments business with the
Mako and enabling technologies portfolios from our Other
Orthopaedics business.
Following this reorganization we will continue to have two
reportable segments, MedSurg and Neurotechnology and
Orthopaedics. The reorganization impacts the composition of the
Instruments and Joint Replacement reporting units and results in a new reporting unit representing the Ortho Tech business.
We assessed goodwill for impairment for the impacted reporting units immediately before and after the reorganization and
concluded that there was no impairment of goodwill for any of the reporting units impacted by the reorganization.
In connection with this reorganization we reallocated the goodwill associated with the impacted businesses using the relative fair value approach, resulting in a reallocation of $518 of goodwill from the MedSurg and Neurotechnology segment to the
Orthopaedics segment.

Changes in the Net Carrying Value of Goodwill by Segment
	MedSurg and Neurotechnology	Orthopaedics	Total
December 31, 2025	$12,556	$6,735	$19,291
Reallocation of goodwill	(518)	518	—
Additions and adjustments	(74)	—	(74)
Foreign exchange and other	(19)	(10)	(29)
March 31, 2026	$11,945	$7,243	$19,188

Dollar amounts are in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION	2026 First Quarter Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ABOUT STRYKER
Stryker Corporation ("we" or the "Company") is a global leader in medical technologies and, together with our customers, we are driven to make healthcare better. We offer innovative products and services in MedSurg, Neurotechnology, and Orthopaedics
that help improve patient and healthcare outcomes. Alongside our customers around the world, we impact more than 150 million patients annually. Our goal is to achieve sales growth at the high-
end of the medical technology (MedTech) industry and maintain our long-term capital allocation strategy that prioritizes: (1)
Acquisitions, (2) Dividends and (3) Share repurchases.
In the first quarter 2026 we announced a change in our
organizational structure. Our new Ortho Tech business combines the orthopaedic instruments portfolio from our Instruments
business with our Mako and enabling technologies portfolio from our Other Orthopaedics business. By bringing Mako, power tools, cutting accessories, enabling technologies and the teams behind these products together under one business, we are simplifying the customer experience and striving to increase our speed to market through focused innovation.
Following this reorganization we will continue to have two
business segments - (i) MedSurg and Neurotechnology and (ii)
Orthopaedics, each of which comprise a reportable segment. All historical financial segment information has been recast to
conform to this new presentation.
MedSurg and Neurotechnology products include surgical
equipment, patient and caregiver safety technologies, and a
comprehensive line of products for traditional brain and open skull-based surgical procedures orthobiologic and biosurgery products, including synthetic bone grafts and vertebral
augmentation (Instruments), endoscopic and communications
systems (Endoscopy), patient handling, emergency medical
equipment, intensive care disposable products, clinical
communication and artificial intelligence-assisted virtual care platform technology (Medical), and minimally invasive products for the treatment of acute ischemic and hemorrhagic stroke and venous thromboembolism (Vascular). Orthopaedics products
include implants and surgical equipment such as navigation
systems and robotics used in total joint replacements, such as hip, knee and shoulder, ankle and trauma and extremities
surgeries.  We bring patients and physicians advanced implant designs and specialized instrumentation that make orthopaedic surgery and recovery simpler, faster and more effective.  We support surgeons with technologies, products and services they need to support each patient’s clinical challenge.
Macroeconomic Environment
In 2025 the United States government announced new tariffs on goods imported into the United States from dozens of countries, including China and the European Union member states. In 2026 the United States Supreme Court issued a ruling in Learning
Resources, Inc. v. Trump striking down certain tariffs previously imposed under the International Emergency Economic Powers
Act. While this ruling may lead to potential refunds for tariffs paid during 2025, and the United States government subsequently
announced a process for seeking such refunds, the availability, timing, and amount of such refunds remain uncertain and subject to further legal and administrative developments. Following this decision the United States administration announced the
invocation of alternative authorities, including Section 122 of the
Trade Act of 1974, to impose new tariffs on imports. These further actions may increase costs and impact our operational results.
We continue to monitor and evaluate the situation. The overall macroeconomic and geopolitical environment, including tariffs or changes in trade policies, slower economic growth or recession, market volatility and inflation, and uncertainty regarding all of the foregoing, pose risks that could impact our business and results of operations. For more information about these risks, see Item
1A. "Risk Factors" in our Annual Report on Form 10-K for 2025.
Overview of the Three Months
In the three months 2026 we achieved sales growth of 2.6% from
2025. Excluding the impact of acquisitions and divestitures, sales grew 1.0% in constant currency. We reported operating income margin of 15.5%, net earnings of $745 and net earnings per
diluted share of $1.93. Excluding the impact of certain items, adjusted operating income margin(1) contracted by 180 basis
points to 21.1%, with adjusted net earnings(1) of $1,004 and adjusted net earnings per diluted share(1) of $2.60, a decrease of
8.5% from 2025.
Recent Developments
In the first quarter 2026 we identified a cybersecurity incident which caused disruptions to our business operations. We worked diligently, together with third-party experts and law enforcement, to contain and neutralize the impact of the incident and restore operations. Our investigation of the incident remains ongoing. For more information about risks relating to the impact of the
cybersecurity incident to our business, financial condition and results of operations, see Item 1A. “Risk Factors” in Part II of this
Form 10-Q.
(1) Refer to "Non-GAAP Financial Measures" for a discussion of non-
GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.

Dollar amounts are in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION	2026 First Quarter Form 10-Q

CONSOLIDATED RESULTS OF OPERATIONS
	Three Months
			Percent Net Sales		Percentage
	2026	2025	2026	2025	Change
Net sales	$6,020	$5,866	100.0%	100.0%	2.6%
Gross profit	3,810	3,744	63.3	63.8	1.8
Research, development and engineering expenses	413	405	6.9	6.9	2.0
Selling, general and administrative expenses	2,281	2,300	37.9	39.2	(0.8)
Amortization of intangible assets	180	167	3.0	2.8	7.8
Goodwill and other impairments	—	35	—	0.6	nm
Interest expense	(148)	(137)	(2.5)	(2.3)	8.0
Other income	62	64	1.0	1.1	(3.1)
Income taxes	105	110	nm	nm	(4.5)
Net earnings	$745	$654	12.4%	11.1%	13.9%

Net earnings per diluted share	$1.93	$1.69			14.2%
Adjusted net earnings per diluted share(1)	$2.60	$2.84			(8.5)%
nm - not meaningful

Geographic and Segment Net Sales
	Three Months
			Percentage Change
	2026	2025	As Reported	Constant Currency
Geographic:
United States	$4,476	$4,440	0.8%	0.8%
International	1,544	1,426	8.3	1.5
Total	$6,020	$5,866	2.6%	1.0%
Segment:
MedSurg and Neurotechnology	$3,207	$3,056	5.0%	3.6%
Orthopaedics	2,813	2,810	0.1	(1.8)
Total	$6,020	$5,866	2.6%	1.0%

Supplemental Net Sales Growth Information
	Three Months
			Percentage Change
					United States	International
	2026	2025	As Reported	Constant Currency	As Reported	As Reported	Constant Currency
MedSurg and Neurotechnology:
Instruments	$920	$838	9.9%	8.7%	9.1%	14.0%	7.0%
Endoscopy	868	867	0.1	(1.0)	(1.2)	6.0	—
Medical	902	945	(4.6)	(5.6)	(6.9)	8.3	1.1
Vascular	517	406	27.5	24.0	37.9	17.0	10.5
	$3,207	$3,056	5.0%	3.6%	3.2%	11.7%	5.1%
Orthopaedics:
Knees	$670	$639	4.7%	2.8%	1.4%	13.5%	6.1%
Hips	460	443	3.7	1.2	2.3	6.0	(0.3)
Trauma and Extremities	1,035	945	9.5	7.4	7.6	15.3	6.8
Ortho Tech	646	617	4.8	3.2	2.0	12.9	6.5
	$2,811	$2,644	6.3%	4.3%	4.0%	12.2%	4.9%
Spinal Implants	2	166	(98.9)	(99.0)	(100.0)	(96.2)	(96.6)
	$2,813	$2,810	0.1%	(1.8)%	(2.0)%	5.5%	(1.3)%
Total	$6,020	$5,866	2.6%	1.0%	0.8%	8.3%	1.5%
Note: In the first quarter 2026 we announced a change in our organizational structure. Our new Ortho Tech business combines the orthopaedic instruments portfolio (Orthopaedic Instruments) from Instruments with Other Orthopaedics. In addition, Neuro Cranial and the spine enabling technologies portfolio (Enabling Technologies) from Other Orthopaedics was combined with the remaining
Instruments business to align with our internal reporting structure. Ortho Tech includes sales related to Orthopaedic Instruments of $489 and $484 and Other Orthopaedics of $157 and $133. Instruments includes sales related to Neuro Cranial of $606 and $563 and
Enabling Technologies of $26 and $29 for the three months 2026 and 2025. We have reflected these changes in all historical periods presented.

Dollar amounts are in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION	2026 First Quarter Form 10-Q
Consolidated Net Sales
Consolidated net sales increased 2.6% in the three months 2026 as reported and 1.0% in constant currency, as foreign currency exchange rates positively impacted net sales by 1.6%. Excluding the 1.4% impact of acquisitions and divestitures, net sales in constant currency increased by 2.1% from increased unit volume and 0.3% due to higher prices. The unit volume increase was due to higher product shipments across most MedSurg and
Neurotechnology businesses and all Orthopaedics businesses.
MedSurg and Neurotechnology Net Sales
MedSurg and Neurotechnology net sales increased 5.0% in the
three months 2026 as reported and 3.6% in constant currency, as foreign currency exchange rates positively impacted net sales by
1.4%. Excluding the 2.7% impact of acquisitions and divestitures, net sales in constant currency increased by 0.3% from increased unit volume and 0.6% from higher prices. The unit volume
increase was due to higher shipments across the Instruments
and Vascular businesses.
Orthopaedics Net Sales
Orthopaedics net sales increased 0.1% in the three months 2026 as reported but decreased 1.8% in constant currency, as foreign currency exchange rates positively impacted net sales by 1.9%.
Excluding the 5.9% impact of acquisitions and divestitures, net sales in constant currency increased 4.1% from increased unit volume. The unit volume increase was due to higher shipments across all Orthopaedics businesses.
Gross Profit
Gross profit was $3,810 and $3,744 in the three months 2026
and 2025. The key components of the change were:

Gross Profit Percent Net Sales
Three Months 2025	63.8%
Sales pricing	10 bps
Volume and mix	10 bps
Manufacturing and supply chain costs	(200) bps
Structural optimization and other special charges	70 bps
Inventory stepped up to fair value	60 bps
Three Months 2026	63.3%
Gross profit as a percentage of net sales in the three months
2026 decreased to 63.3% from 63.8% in 2025 driven by higher
manufacturing and supply chain costs primarily due to idle
production time related to the cybersecurity incident.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased $8
or 2.0% in the three months 2026. Expenses as a percentage of net sales of 6.9% in the three months 2026 remained flat with
2025.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $19 or
0.8% in the three months 2026. As a percentage of net sales, expenses decreased to 37.9% from 39.2% in 2025, primarily due to continued spend discipline and lower acquisition and
integration-related charges. Expenses in the three months 2025 included a charge of $139 for share-based awards for Inari
employees that vested upon our acquisition.
Amortization of Intangible Assets
Amortization of intangible assets was $180 and $167 in the three months 2026 and 2025. Refer to Note 7 to our Consolidated
Financial Statements for further information.
Goodwill and other impairments
Goodwill and other impairments was $35 in the three months
2025.
Operating Income
Operating income was $936 and $837 in the three months 2026
and 2025. Operating income as a percentage of net sales in the three months 2026 increased to 15.5% from 14.3% in 2025.
Refer to the discussion above for the primary drivers of the change.
MedSurg and Neurotechnology operating income as a
percentage of net sales decreased to 21.8% in the three months
2026 from 24.8% in 2025. Orthopaedics operating income as a
percentage of net sales decreased to 30.1% in the three months
2026 from 30.4% in 2025. The key components of the change
were:

Operating Income Percent Net Sales
	MedSurg and Neurotechnology	Orthopaedics
Three Months 2025	24.8%	30.4%
Sales pricing	20 bps	0 bps
Volume	20 bps	(10) bps
Manufacturing and supply chain costs	(220) bps	(190) bps
Research, development and engineering expenses	(40) bps	40 bps
Selling, general and administrative expenses	(80) bps	130 bps
Three Months 2026	21.8%	30.1%
The decrease in MedSurg and Neurotechnology operating
income as a percentage of net sales for the three months was primarily driven by higher manufacturing and supply chain costs due to idle production time related to the cybersecurity incident, higher selling, general and administrative expenses, and higher research, development and engineering expenses partially offset by higher unit volumes and prices.
The decrease in Orthopaedics operating income as a percentage of net sales for the three months was primarily driven by higher manufacturing and supply chain costs due to idle production time related to the cybersecurity incident and lower unit volumes partially offset by lower selling, general and administrative expenses and research, development and engineering expenses.
Interest Expense
Interest expense was $148 and $137 in the three months 2026
and 2025. The increase in interest expense in the three months
2026 from 2025 was primarily due to 2025 debt issuances.
Other Income
Other income was $62 and $64 in the three months 2026 and
2025. The decrease in other income in the three months 2026
from 2025 was primarily due to lower interest income in 2026.
Income Taxes
Our effective tax rates were 12.4% and 14.4% in the three
months 2026 and 2025. The effective tax rates for the three
months 2026 and 2025 reflect the continued lower effective
income tax rates as a result of our European operations and
certain discrete tax items.
Our future results of operations could be affected by changes in the effective tax rate as a result of changes in tax laws,
regulations and judicial rulings. We are continuing to evaluate the impact of tax reform in the countries in which we operate as new guidance is published and new regulations are adopted.

Dollar amounts are in millions except per share amounts or as otherwise specified.	14

STRYKER CORPORATION	2026 First Quarter Form 10-Q
Net Earnings
Net earnings increased to $745 or $1.93 per diluted share in the three months  2026 from $654 or $1.69 per diluted share in 2025.
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
The weighted-average diluted shares outstanding used in the
calculation of adjusted net earnings per diluted share are the same as those used in the calculation of reported net earnings per diluted share for the respective period.

Dollar amounts are in millions except per share amounts or as otherwise specified.	15

STRYKER CORPORATION	2026 First Quarter Form 10-Q

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures
Three Months 2026	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$3,810	$2,281	$413	$936	$(86)	$105	$745	12.4%	$1.93
Reported percent net sales	63.3%	37.9%	6.9%	15.5%	(1.4)%	nm	12.4%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	—	—	—	—	—	—	—	—	—
Other acquisition and integration-related (a)	2	(13)	(4)	19	—	4	15	0.1	0.04
Amortization of purchased intangible assets	—	—	—	180	—	30	150	0.6	0.38
Structural optimization and other special charges (b)	14	(104)	—	118	(11)	25	82	1.1	0.21
Goodwill and other impairments (c)	—	—	—	—	—	—	—	—	—
Medical device regulations (d)	—	—	(5)	5	—	1	4	—	0.01
Recall-related matters (e)	1	(9)	—	10	—	2	8	0.1	0.02
Regulatory and legal matters (f)	—	(3)	—	3	—	1	2	—	0.01
Tax matters (g)	—	—	—	—	—	2	(2)	0.2	—
Adjusted	$3,827	$2,152	$404	$1,271	$(97)	$170	$1,004	14.5%	$2.60
Adjusted percent net sales	63.6%	35.8%	6.7%	21.1%	(1.6)%	nm	16.7%

Three Months 2025	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$3,744	$2,300	$405	$837	$(73)	$110	$654	14.4%	$1.69
Reported percent net sales	63.8%	39.2%	6.9%	14.3%	(1.2)%	nm	11.1%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	34	—	—	34	—	8	26	0.5	0.07
Other acquisition and integration-related (a)	13	(171)	(1)	185	—	6	179	(2.5)	0.47
Amortization of purchased intangible assets	—	—	—	167	—	34	133	1.4	0.35
Structural optimization and other special charges (b)	22	(19)	—	41	—	14	27	1.0	0.07
Goodwill and other impairments (c)	—	—	—	35	—	9	26	0.7	0.06
Medical device regulations (d)	1	—	(11)	12	—	3	9	0.1	0.02
Recall-related matters (e)	31	(2)	—	33	—	8	25	0.5	0.06
Regulatory and legal matters (f)	—	—	—	—	—	1	(1)	—	—
Tax matters (g)	—	—	—	—	—	(19)	19	(2.4)	0.05
Adjusted	$3,845	$2,108	$393	$1,344	$(73)	$174	$1,097	13.7%	$2.84
Adjusted percent net sales	65.5%	35.9%	6.7%	22.9%	(1.2)%	nm	18.7%
nm - not meaningful
(a) Charges represent certain acquisition and integration-related costs associated with acquisitions, including:

	Three Months
	2026	2025
Employee retention and workforce reductions	$3	$16
Changes in the fair value of contingent consideration	3	(2)
Manufacturing integration costs	5	4
Stock compensation payments upon a change in control	—	139
Other integration-related activities	8	28
Adjustments to Operating Income	$19	$185
Other income taxes related to acquisition and integration-related costs	4	6
Adjustments to Income Taxes	$4	$6
Adjustments to Net Earnings	$15	$179
(b) Structural optimization and other special charges represent the costs associated with:

	Three Months
	2026	2025
Employee retention and workforce reductions	$7	$32
Closure/transfer of manufacturing and other facilities	5	5
Product line exits	2	3
Termination of sales relationships in certain countries	81	—
Other charges	23	1
Adjustments to Operating Income	$118	$41
Adjustments to Other Income (Expense), Net	$(11)	$—
Adjustments to Income Taxes	$25	$14
Adjustments to Net Earnings	$82	$27

Dollar amounts are in millions except per share amounts or as otherwise specified.	16

STRYKER CORPORATION	2026 First Quarter Form 10-Q
(c) Goodwill and other impairments represent the costs associated with:

	Three Months
	2026	2025
Certain long-lived and intangible asset write-offs and impairments	$—	$34
Product line exits (e.g., long-lived asset and specifically-identified intangible asset write-offs)	—	1
Adjustments to Operating Income	$—	$35
Adjustments to Income Taxes	$—	$9
Adjustments to Net Earnings	$—	$26
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
resolve certain regulatory or other legal matters and the amount of favorable awards from settlements.
(g) Benefits / (charges) represent the accounting impact of certain significant and discrete tax items, including:

	Three Months
	2026	2025
Adjustments related to the transfer of certain intellectual properties between tax jurisdictions	$(20)	$(47)
Other tax matters	22	28
Adjustments to Income Taxes	$2	$(19)
Adjustments to Other Income (Expense), Net	$—	$—
Adjustments to Net Earnings	$(2)	$19
FINANCIAL CONDITION AND LIQUIDITY

	Three Months
Net cash provided by (used in):	2026	2025
Operating activities	$581	$250
Investing activities	(185)	(4,136)
Financing activities	(1,510)	2,534
Effect of exchange rate changes	(19)	20
Change in cash and cash equivalents	$(1,133)	$(1,332)
Operating Activities
Cash provided by operating activities was $581 and $250 in the three months 2026 and 2025. The increase was primarily due to changes in working capital accounts.
Investing Activities
Cash used in investing activities was $185 and $4,136 in the three months 2026 and 2025. The three months 2026 included
cash paid for purchases of property, plant and equipment. The three months 2025 included cash paid to acquire Inari and
purchases of property, plant and equipment partially offset by proceeds from the sale of short-term investments. Refer to Note
7 to our Consolidated Financial Statements for further information on acquisitions.
Financing Activities
Cash used in financing activities was $1,510 in the three months
2026 and cash provided by financing activities was $2,534 in the three months 2025. In 2026, cash used was primarily driven by repayments of $1,000 to pay off maturing unsecured notes as
described in Note 8 to our Consolidated Financial Statements and dividend payments. Cash provided by 2025 was primarily
driven by proceeds from the issuance of various senior
unsecured notes which was partially offset by dividend payments.
Liquidity
Cash, cash equivalents, short-term investments and marketable securities were $2,965 and $4,100 on March 31, 2026 and
December 31, 2025. Current assets exceeded current liabilities by $7,023 and $6,961 on March 31, 2026 and December 31,
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
Our cash, cash equivalents, short-term investments and
marketable securities held in locations outside the United States was 32% on March 31, 2026 compared to 20% on December 31,
2025.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There were no changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-
K for 2025, except as follows:
Following the reorganization discussed in Note 12 we will
continue to have two reportable segments, MedSurg and
Neurotechnology and Orthopaedics. The reorganization impacts the composition of the Instruments and Joint Replacement
reporting units and results in a new reporting unit representing the Ortho Tech business.
We assessed goodwill for impairment for the impacted reporting units immediately before and after the reorganization and
concluded that there was no impairment of goodwill for any of the reporting units impacted by the reorganization.
In connection with this reorganization we reallocated the goodwill associated with the impacted businesses using the relative fair value approach, resulting in a reallocation of $518 of goodwill from the MedSurg and Neurotechnology segment to the
Orthopaedics segment.
Historical impairment assessments for our other reporting units have indicated that their implied fair values exceed their
respective carrying amounts. We have not identified any factors in 2026 that would lead us to believe that those reporting units are at risk of a goodwill impairment.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, of a magnitude that we believe could have a material impact on our financial condition or liquidity.

Dollar amounts are in millions except per share amounts or as otherwise specified.	17

STRYKER CORPORATION	2026 First Quarter Form 10-Q
OTHER MATTERS
Legal and Regulatory Matters
We are involved in various ongoing proceedings, legal actions and claims arising in the normal course of our business, including proceedings related to product, labor, tax, intellectual property and other matters. Refer to Note 6 to our Consolidated Financial
Statements for further information.
FORWARD-LOOKING STATEMENTS
This report contains statements that are not historical facts and are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These
statements are based on current projections about operations, industry conditions, financial condition and liquidity. Words that identify forward-looking statements include, without limitation, words such as "may," "could," "will," "should," "possible," "plan,"
"predict," "forecast," "potential," "anticipate," "estimate," "expect,"
"project," "intend," "believe," "may impact," "on track," "goal,"
"strategy" and words and terms of similar substance used in
connection with any discussion of future operating or financial performance, an acquisition or our businesses. In addition, any statements that refer to expectations, projections or other
characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Those statements are not guarantees and are subject to risks,
uncertainties and assumptions that are difficult to predict, including uncertainties related to the impact of the cybersecurity incident first reported on March 11, 2026 on our operations and financial results. Therefore, actual results could differ materially and adversely from these forward-looking statements, historical experience or our present expectations. Some important factors that could cause our actual results to differ from our expectations in any forward-looking statements include the risks discussed in
Item 1A. "Risk Factors" of our Annual Report on Form 10-K for
2025. This Form 10-Q should be read in conjunction with our
Consolidated Financial Statements and accompanying notes to
our Consolidated Financial Statements in our Annual Report on
Form 10-K for 2025. While we believe that the assumptions
underlying such forward-looking statements are reasonable,
there can be no assurance that future events or developments will not cause such statements to be inaccurate. All forward-
looking statements contained in this report are qualified in their entirety by this cautionary statement. We expressly disclaim any intention or obligation to publicly update or revise any forward-
looking statement to reflect any change in our expectations or in
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
Risk" of our Annual Report on Form 10-K for 2025. There were no material changes from the information provided therein.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive
Officer and Chief Financial Officer (the Certifying Officers),
evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)
promulgated under the Securities Exchange Act of 1934, as
amended) on March 31, 2026. Based on that evaluation, the
Certifying Officers concluded the Company's disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There was no change to our internal control over financial
reporting during the three months 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS
We are not aware of any material changes to the risk factors included in Item 1A. "Risk Factors" in our Annual Report on Form
10-K for 2025, except for updates to the following risk factors:
BUSINESS AND OPERATIONAL RISKS
We have experienced, and in the future we, our business
partners or our third-party vendors could experience a
material failure or breach of a key information technology
system, network, process or site: We rely extensively on
information technology (IT) systems to conduct business. In
addition, we rely on networks and services, including internet sites, cloud and software-as-a-service solutions, data hosting and processing facilities and tools and other hardware, software
(including open-source software) and technical applications and platforms, some of which are managed, hosted, provided and/or used by third parties or their vendors, to assist in conducting our business. Furthermore, numerous and evolving cybersecurity
threats have posed, and will continue to pose, risks to the
security of our IT systems, networks and product offerings, as well as the confidentiality, availability and integrity of our data.
Emerging technologies such as generative AI may be used by
malicious actors to create more targeted phishing narratives, spread disinformation about us or our products or otherwise
strengthen social engineering capabilities. An increasing risk of civil unrest, political tensions, wars, or other military conflicts or actions, such as the United States’ ongoing combat operations in
Iran, can also impact the cybersecurity threat risk landscape.
Some of our products, services, and IT systems contain or use open-source software which poses particular risks, including potential security vulnerabilities, licensing compliance issues and quality issues. We, our customers and third-party hosting
services have experienced, and expect to continue to experience, security breaches of, unauthorized access to, and disruptions of, products or systems. For example, on March 11, 2026, we
identified and reported a cybersecurity incident affecting certain
IT systems that resulted in a disruption to our corporate network environment and caused disruption to our business operations.
As disclosed in our Current Report on Form 8-K/A, dated April 9,
2026, filed under Item 1.05, we subsequently determined that this incident had a material impact on our operations, with resulting impact to our financial results for the first quarter of 2026. While we are fully operational across our global manufacturing network and our commercial, ordering and distribution systems have been restored, our investigation of the incident remains ongoing and we may experience further adverse impacts, including financially,

Dollar amounts are in millions except per share amounts or as otherwise specified.	18

STRYKER CORPORATION	2026 First Quarter Form 10-Q
reputationally or otherwise.  In addition, any future breaches, unauthorized access or disruptions could have a material
adverse effect on our business, financial condition and results of operations, including through business interruption, loss of revenue, regulatory fines, litigation costs, reputational harm and increased cybersecurity expenditures. Although we have made
investments and expect to continue to make investments seeking to address these threats, including monitoring of networks and systems, use of AI, hiring of experts, employee training, security policies for employees and third-party providers and designing, developing and maintaining processes and procedures to come
into compliance with regulatory and legal enactments such as
Section 524B of the Federal Food, Drug, and Cosmetic Act in the
United States, the techniques used in these attacks change
frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing
adequate preventative measures.
When cybersecurity or other technology related incidents occur, we follow our incident response protocols and address them in accordance with applicable governmental regulations and other legal requirements. For example, in connection with the March
11, 2026 cybersecurity incident, we activated our incident
response protocols, engaged external cybersecurity experts to assist in investigation, containment and remediation, notified applicable regulatory authorities and kept our customers and vendors informed through a number of communication channels.
Notwithstanding these efforts, our response to these incidents and our investments to protect our product offerings and
information technology infrastructure and data may not shield us from significant losses and potential liability nor prevent any future interruption or breach of our systems. Moreover, given the increasing complexity and sophistication of the techniques used by threat actors to obtain unauthorized access or disable or degrade systems, a cyberattack could occur and persist for an extended period of time before being detected, and we may not anticipate these acts or mitigate them adequately or timely, which may compound damages before the incident is discovered or
remediated. The extent of the March 11, 2026 cyber incident and any future cyber incident, and the steps that we may need to take to further investigate any such incident, may not be immediately clear, and it may take a significant amount of time before such investigation can be completed and full and reliable information about the incident is known. Additionally, as threats continue to evolve and increase, and as the regulatory environment and
customer requirements related to information security, data
collection and use, and privacy become increasingly rigorous, we may be required to devote significant additional resources to modify and enhance our security controls and to identify and remediate any security vulnerabilities, which could adversely impact our net income. In addition, a significant number of our employees work remotely, which has exposed us, and may
continue to expose us, to greater risks related to cybersecurity and cyber-liability.
In responding to a cybersecurity incident or other disruption to our IT systems, we have been required and in the future may be required to use manual processes or other alternatives to our normal systems for a period of time. These workarounds may be less efficient, may not be sustainable for extended periods, and may increase the risk of errors, delays or data integrity issues
(including with respect to information collected or processed during the disruption). For example, during the March 11, 2026 cybersecurity incident, certain of our employees were unable to access our IT systems.  Any such issues could adversely affect our ability to maintain effective processes and controls, including processes supporting financial and operational reporting, and could result in additional costs, remediation efforts, regulatory scrutiny or litigation.
Hardware and software failures or delays in our key IT systems, networks, processes or sites have disrupted and could in the future disrupt our operations, cause the loss of confidential information or otherwise adversely impact our business. Our
systems, networks, processes and sites may be vulnerable to
damage, disruptions and shutdown from a variety of sources,
including malfunctions in maintenance updates or security
patches, design defects, the age of the technology, network
failures, modernization or other initiatives, human acts and natural disasters. For example, some of our IT systems contain legacy third-party software components for which we depend on a layered security approach to protect against exploitation, which may not be effective. The March 11, 2026 cybersecurity incident demonstrates that such damage or disruptions can compromise
the security of our information systems and networks with
material consequences. These issues can also arise as a result of failures by, or in the software or hardware of, third parties, including networks or service providers, with whom we do
business and over whom we have limited or no control.
Disruptions or failures of our systems, networks, processes or sites have had, and could in the future have, a material impact on our business and operations.
If our IT systems, networks or processes are damaged or cease to function properly for any reason, the networks, service
providers, hardware or software we rely upon fail to function properly, or we or one of our third-party providers suffer a loss or disclosure of our business or stakeholder information due to any number of causes ranging from catastrophic events or power
outages to improper data handling or security breaches or
unauthorized access, and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive and business harm as well as litigation and regulatory action and fines, penalties and expenses related thereto.
Interruption of manufacturing operations has adversely
affected, and could in the future adversely affect, our
business: We and our suppliers have manufacturing and supply sites all over the world. However, the manufacturing of certain of our product lines is concentrated in one or more plants or
geographic regions. We have principal manufacturing and
distribution facilities in the United States in Arizona, California,
Florida, Illinois, Indiana, Michigan, Minnesota, New Jersey,
Puerto Rico, Tennessee, Texas, Utah and Washington, and
outside the United States in China, France, Germany, Ireland,
Mexico, the Netherlands, Poland, Switzerland and Turkey.
Damage to our facilities, to our suppliers’ or service providers’
facilities, or to our central distribution centers as a result of natural disasters, fires, explosions or otherwise, as well as issues in our manufacturing arising from a failure to follow specific internal protocols and procedures, compliance concerns relating to the quality systems regulation, equipment breakdown or
malfunction, IT system failures or cybersecurity incidents,
environmental hazard incidents or changes to environmental
regulations or other factors, could adversely affect the availability of our products. For example, the March 11, 2026 cybersecurity incident, which we determined to be material as disclosed in our
Current Report on Form 8-K/A, dated April 9, 2026, filed under
Item 1.05, affected certain IT systems that resulted in a disruption to our corporate network environment and caused disruption to our business operations. While we resumed our manufacturing
operations shortly after the March 11, 2026 incident, in the event

Dollar amounts are in millions except per share amounts or as otherwise specified.	19

STRYKER CORPORATION	2026 First Quarter Form 10-Q
of a future interruption in manufacturing, we may be unable to move quickly to alternate means of producing and distributing affected products to meet customer demand. In the event of a significant interruption, we may experience lengthy delays in resuming production or distribution of affected products due to the need for regulatory approvals, and we may experience loss of market share, additional expense and harm to our reputation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We issued 12,757 shares of our common stock in the three
months 2026 as performance incentive awards to employees.
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
In the three months 2026 we did not repurchase any shares of our common stock under our authorized repurchase program.
The total dollar value of shares of our common stock that could be acquired under our authorized repurchase program was
$1,033 as of March 31, 2026.

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
On February 24, 2026 Spencer Stiles, our President and Chief
Operating Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the
Exchange Act for the sale of shares of Stryker common stock.
The plan terminates on the earlier of the close of trading on April
30, 2027 or the date the maximum aggregate number of shares
to be sold under the plan is sold, subject to early termination for certain specified events set forth in the plan. The maximum
aggregate number of shares to be sold under the plan is 7,849 shares.
On February 26, 2026 Robert Fletcher, our Vice President, Chief
Legal Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the
Exchange Act for the sale of shares of Stryker common stock.
The plan terminates on the earlier of the close of trading on April
30, 2027 or the date the maximum aggregate number of shares
to be sold under the plan is sold, subject to early termination for certain specified events set forth in the plan. The maximum
aggregate number of shares to be sold under the plan is 15,952 shares, representing the maximum number of shares underlying certain previously granted PSUs, excluding any dividend
equivalents, which cannot be determined until the applicable vesting dates. Under the terms of the plan, only the net shares remaining after satisfaction of applicable tax withholding
obligations upon vesting of the awards will be sold.

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

* Compensation arrangement
† Filed with this Form 10-Q
†† Furnished with this Form 10-Q

20

STRYKER CORPORATION	2026 First Quarter Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

Date:	May 11, 2026	/s/ KEVIN A. LOBO
Kevin A. Lobo
Chair and Chief Executive Officer

Date:	May 11, 2026	/s/ PRESTON W. WELLS
Preston W. Wells
Vice President, Chief Financial Officer