Form 10-Q
period 2026-06-30
STRYKER CORP
filed 2026-07-31
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☒
There were 383,573,046 shares of Common Stock, $0.10 par value, on June 30, 2026.

Dollar amounts are in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION	2026 Second Quarter Form 10-Q
PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months		Six Months
	2026	2025	2026	2025
Net sales	$6,589	$6,022	$12,609	$11,888
Cost of sales	2,091	2,181	4,301	4,303
Gross profit	$4,498	$3,841	$8,308	$7,585
Research, development and engineering expenses	434	407	847	812
Selling, general and administrative expenses	2,229	2,079	4,510	4,379
Amortization of intangible assets	175	187	355	354
Goodwill and other impairments	1	55	1	90
Total operating expenses	$2,839	$2,728	$5,713	$5,635
Operating income	$1,659	$1,113	$2,595	$1,950
Interest expense	(141)	(159)	(289)	(296)
Other income	46	62	108	126
Earnings before income taxes	$1,564	$1,016	$2,414	$1,780
Income taxes	288	132	393	242
Net earnings	$1,276	$884	$2,021	$1,538

Net earnings per share of common stock:
Basic	$3.32	$2.32	$5.27	$4.03
Diluted	$3.30	$2.29	$5.23	$3.98

Weighted-average shares outstanding (in millions):
Basic	383.5	382.2	383.2	382.0
Effect of dilutive employee stock compensation	2.5	4.2	3.0	4.4
Diluted	386.0	386.4	386.2	386.4

Cash dividends declared per share of common stock	$0.88	$0.84	$1.76	$1.68
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were de minimis in all periods.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months		Six Months
	2026	2025	2026	2025
Net earnings	$1,276	$884	$2,021	$1,538
Other comprehensive income (loss), net of tax:
Marketable securities	—	—	—	—
Pension plans	1	2	—	2
Unrealized gains (losses) on designated hedges	(13)	17	(31)	3
Financial statement translation	19	(372)	142	(474)
Total other comprehensive income (loss), net of tax	$7	$(353)	$111	$(469)
Comprehensive income	$1,283	$531	$2,132	$1,069
See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION	2026 Second Quarter Form 10-Q
CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2026	2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,391	$4,011
Marketable securities	85	89
Accounts receivable, less allowance of $215 ($216 in 2025)	3,743	4,039
Inventories:
Materials and supplies	1,436	1,349
Work in process	470	415
Finished goods	3,615	3,546
Total inventories	$5,521	$5,310
Prepaid expenses and other current assets	1,678	1,306
Total current assets	$14,418	$14,755
Property, plant and equipment:
Land, buildings and improvements	1,814	1,793
Machinery and equipment	5,995	5,744
Total property, plant and equipment	$7,809	$7,537
Less allowance for depreciation	3,851	3,661
Property, plant and equipment, net	$3,958	$3,876
Goodwill	19,584	19,291
Other intangibles, net	5,742	5,681
Noncurrent deferred income tax assets	994	1,098
Other noncurrent assets	3,234	3,143
Total assets	$47,930	$47,844

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$1,663	$1,799
Accrued compensation	1,105	1,595
Income taxes	224	418
Dividends payable	338	337
Accrued expenses and other liabilities	2,604	2,645
Current maturities of debt	750	1,000
Total current liabilities	$6,684	$7,794
Long-term debt, excluding current maturities	14,192	14,859
Income taxes	406	402
Other noncurrent liabilities	2,660	2,369
Total liabilities	$23,942	$25,424
Shareholders' equity
Common stock, $0.10 par value	38	38
Additional paid-in capital	2,711	2,597
Retained earnings	21,815	20,472
Accumulated other comprehensive loss	(576)	(687)
Total shareholders' equity	$23,988	$22,420
Total liabilities and shareholders' equity	$47,930	$47,844
See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION	2026 Second Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Three Months		Six Months
	2026	2025	2026	2025
Common stock shares outstanding (in millions)
Beginning	383.4	382.1	382.5	381.4
Issuance of common stock under stock compensation and benefit plans	0.1	0.2	1.0	0.9
Ending	383.5	382.3	383.5	382.3
Common stock
Beginning	$38	$38	$38	$38
Issuance of common stock under stock compensation and benefit plans	—	—	—	—
Ending	$38	$38	$38	$38
Additional paid-in capital
Beginning	$2,646	$2,439	$2,597	$2,361
Issuance of common stock under stock compensation and benefit plans	11	4	(27)	(2)
Share-based compensation	54	49	141	133
Ending	$2,711	$2,492	$2,711	$2,492
Retained earnings
Beginning	$20,878	$18,862	$20,472	$18,528
Net earnings	1,276	884	2,021	1,538
Cash dividends declared	(339)	(323)	(678)	(643)
Ending	$21,815	$19,423	$21,815	$19,423
Accumulated other comprehensive income (loss)
Beginning	$(583)	$(409)	$(687)	$(293)
Other comprehensive income (loss)	7	(353)	111	(469)
Ending	$(576)	$(762)	$(576)	$(762)
Total shareholders' equity	$23,988	$21,191	$23,988	$21,191
See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION	2026 Second Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months
	2026	2025
Operating activities
Net earnings	$2,021	$1,538
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	241	214
Amortization of intangible assets	355	354
Asset impairments	1	90
Share-based compensation	141	133
Sale of inventory stepped-up to fair value at acquisition	—	99
Deferred income tax (benefit) expense	74	176
Changes in operating assets and liabilities:
Accounts receivable	267	257
Inventories	(240)	(226)
Accounts payable	(127)	(269)
Accrued expenses and other liabilities	(356)	(116)
Income taxes	(258)	(610)
Other, net	(277)	(279)
Net cash provided by operating activities	$1,842	$1,361
Investing activities
Acquisitions, net of cash acquired	(459)	(4,814)
Purchases of marketable securities	(19)	(27)
Proceeds/(Purchases) of short-term investments	—	750
Proceeds from sales of marketable securities	23	32
Purchases of property, plant and equipment	(368)	(306)
Proceeds from the sale of the Spinal Implants business	—	165
Other investing, net	(1)	(40)
Net cash used in investing activities	$(824)	$(4,240)
Financing activities
Proceeds (payments) on short-term borrowings, net	250	2
Proceeds from issuance of long-term debt	—	2,979
Payments on long-term debt	(1,000)	(650)
Payments of dividends	(674)	(641)
Cash paid for taxes from withheld shares	(146)	(115)
Other financing, net	(35)	(30)
Net cash provided by (used in) financing activities	$(1,605)	$1,545
Effect of exchange rate changes on cash and cash equivalents	(33)	57
Change in cash and cash equivalents	$(620)	$(1,277)
Cash and cash equivalents at beginning of period	4,011	3,652
Cash and cash equivalents at end of period	$3,391	$2,375
See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION	2026 Second Quarter Form 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 - BASIS OF PRESENTATION
General Information
Management believes the accompanying unaudited Consolidated
Financial Statements contain all adjustments, including normal recurring items, considered necessary to fairly present the
financial position of Stryker Corporation and its consolidated subsidiaries ("Stryker," the "Company," "we," "us" or "our") on
June 30, 2026 and the results of operations for the three and six months 2026. The results of operations included in these
Consolidated Financial Statements may not necessarily be
indicative of our annual results. These statements should be read in conjunction with our Annual Report on Form 10-K for 2025.
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
Following this reorganization we continue to have two business segments, (i) MedSurg and Neurotechnology and (ii)
Orthopaedics, each of which comprise a reportable segment. All historical segment financial information has been recast to
conform to this new reporting structure in our financial statements and accompanying notes.
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
In the first quarter 2026 we announced a change in our
organizational structure. Our new Ortho Tech business combines the orthopaedic instruments portfolio (Orthopaedic Instruments)
from Instruments with Other Orthopaedics. In addition, Neuro
Cranial and the spine enabling technologies portfolio (Enabling
Technologies) from Other Orthopaedics were combined with the remaining Instruments business to align with our internal
reporting structure. Ortho Tech includes sales related to
Orthopaedic Instruments of $523 and $501 and Other
Orthopaedics of $194 and $148 for the three months 2026 and
2025. For the six months 2026 and 2025 Ortho Tech includes
sales related to Orthopaedic Instruments of $1,012 and $985 and
Other Orthopaedics of $351 and $281. Instruments includes
sales related to Neuro Cranial of $681 and $616 and Enabling
Technologies of $28 and $34 for the three months 2026 and
2025. For the six months 2026 and 2025 Instruments includes
sales related to Neuro Cranial of $1,287 and $1,179 and
Enabling Technologies of $54 and $63. We have reflected these changes in all historical periods presented.

Dollar amounts are in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION	2026 Second Quarter Form 10-Q

Net Sales by Business
	Three Months		Six Months
	2026	2025	2026	2025
MedSurg and Neurotechnology:
Instruments	$1,003	$918	$1,923	$1,756
Endoscopy	1,004	899	1,872	1,766
Medical	1,122	990	2,024	1,935
Vascular	496	498	1,013	904
	$3,625	$3,305	$6,832	$6,361
Orthopaedics:
Knees	$693	$640	$1,363	$1,279
Hips	479	466	939	909
Trauma and Extremities	1,072	957	2,107	1,902
Ortho Tech	717	649	1,363	1,266
Spinal Implants	3	5	5	$171
	$2,964	$2,717	$5,777	$5,527
Total	$6,589	$6,022	$12,609	$11,888

Net Sales by Geography
	Three Months		Six Months
	2026	2025	2026	2025
United States	$4,959	$4,554	$9,435	$8,994
International	1,630	1,468	3,174	2,894
Total	$6,589	$6,022	$12,609	$11,888
Costs to Obtain or Fulfill a Contract
We typically do not incur costs to fulfill a contract before a product or service is provided to a customer due to the nature of our products and services. Our costs to obtain contracts are typically in the form of sales commissions paid to employees or third-party agents. Certain sales commissions paid to employees prior to recognition of sales are recorded as deferred contract costs. We expense sales commissions associated with obtaining a contract at the time of the sale or as incurred as the
amortization period is generally less than one year. These costs have been presented within selling, general and administrative expenses. On June 30, 2026 and December 31, 2025 deferred
contracts costs recorded in our Consolidated Balance Sheets
were not significant.
Contract Assets and Liabilities
Our contract assets primarily relate to conditional rights to consideration for work completed but not billed at the reporting date. On June 30, 2026 and December 31, 2025 contract assets recorded in our Consolidated Balance Sheets were not
significant.
Our contract liabilities arise as a result of consideration received from customers at inception of contracts for certain businesses or where the timing of billing for services precedes satisfaction of our performance obligations. This occurs primarily when payment is received upfront for certain multi-period extended service contracts. Our contract liabilities of $997 and $1,024 on June 30,
2026 and December 31, 2025 are classified within accrued
expenses and other liabilities and other noncurrent liabilities in our Consolidated Balance Sheets based on the timing of when
we expect to complete our performance obligations.
Changes in contract liabilities during the six months 2026 were as follows:

June 30
2026
Beginning contract liabilities	$1,024
Revenue recognized from beginning of year contract liabilities	(537)
Net advance consideration received during the period	510
Ending contract liabilities	$997
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
2026 and 2025.
NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE (LOSS)
INCOME (AOCI)

Three Months 2026	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$69	$24	$(676)	$(583)
OCI	2	(3)	22	21
Income taxes	—	—	4	4
Reclassifications to:
Cost of sales	—	(11)	—	(11)
Interest expense	—	(1)	—	(1)
Other income	(2)	—	(10)	(12)
Income taxes	1	2	3	6
Net OCI	$1	$(13)	$19	$7
Ending	$70	$11	$(657)	$(576)

Three Months 2025	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$4	$17	$(430)	$(409)
OCI	3	22	(425)	(400)
Income taxes	(1)	(3)	62	58
Reclassifications to:
Cost of sales	—	(3)	—	(3)
Interest expense	—	—	—	—
Other income	—	—	(11)	(11)
Income taxes	—	1	2	3
Net OCI	$2	$17	$(372)	$(353)
Ending	$6	$34	$(802)	$(762)

Six Months 2026	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$70	$42	$(799)	$(687)
OCI	1	(10)	156	147
Income taxes	1	1	1	3
Reclassifications to:
Cost of sales	—	(24)	—	(24)
Interest expense	—	(2)	—	(2)
Other income	(3)	—	(20)	(23)
Income taxes	1	4	5	10
Net OCI	$—	$(31)	$142	$111
Ending	$70	$11	$(657)	$(576)

Dollar amounts are in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION	2026 Second Quarter Form 10-Q

Six Months 2025	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$4	$31	$(328)	$(293)
OCI	3	6	(585)	(576)
Income taxes	(1)	1	128	128
Reclassifications to:
Cost of sales	—	(5)	—	(5)
Interest expense	—	(1)	—	(1)
Other income	—	—	(22)	(22)
Income taxes	—	2	5	7
Net OCI	$2	$3	$(474)	$(469)
Ending	$6	$34	$(802)	$(762)
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
strategies, accounting practices or objectives from those
disclosed in our Annual Report on Form 10-K for 2025.

Foreign Currency Hedges
June 2026	Cash Flow	Net Investment	Non- Designated	Total
Gross notional amount	$1,925	$2,566	$3,268	$7,759
Maximum term in years				8.2
Fair value:
Other current assets	$28	$—	$41	$69
Other noncurrent assets	3	9	—	12
Other current liabilities	(28)	(39)	(9)	(76)
Other noncurrent liabilities	(3)	(28)	—	(31)
Total fair value	$—	$(58)	$32	$(26)

December 2025	Cash Flow	Net Investment	Non- Designated	Total
Gross notional amount	$1,738	$2,647	$4,391	$8,776
Maximum term in years				8.7
Fair value:
Other current assets	$33	$—	$11	$44
Other noncurrent assets	2	—	—	2
Other current liabilities	(10)	(71)	(21)	(102)
Other noncurrent liabilities	(2)	(66)	—	(68)
Total fair value	$23	$(137)	$(10)	$(124)
We had €2.3 billion at June 30, 2026 and December 31, 2025 in certain forward currency contracts designated as net investment hedges, for which the maximum term is 8.2 years, to hedge a
portion of our investments in certain of our entities with functional currencies denominated in Euros. In addition to these derivative financial instruments designated as net investment hedges, we had €5.0 billion at June 30, 2026 and December 31, 2025 of
senior unsecured notes designated as net investment hedges to selectively hedge portions of our investment in certain
international subsidiaries. The currency effects of our Euro-
denominated senior unsecured notes are reflected in AOCI within shareholders' equity where they offset gains and losses recorded on our net investment in international subsidiaries.
The total after-tax gain (loss) recognized in OCI related to designated net investment hedges was $180 in the six months
2026.
Currency Exchange Rate Gains (Losses) Recognized in Net
Earnings

		Three Months		Six Months
Derivative Instrument	Recognized in:	2026	2025	2026	2025
Cash Flow	Cost of sales	$11	$3	$24	$5
Net Investment	Other income	10	11	20	22
Non- Designated	Other income	3	15	2	28
	Total	$24	$29	$46	$55
Pretax gains (losses) on derivatives designated as cash flow hedges of $8 and net investment hedges of $30 recorded in
AOCI are expected to be reclassified to cost of sales and other income in earnings within 12 months of June 30, 2026. This cash flow hedge reclassification is primarily due to the sale of inventory that includes previously hedged purchases. A component of the
AOCI amounts related to net investment hedges is reclassified over the life of the hedge instruments as we elected to exclude the initial value of the component related to the spot-forward difference from the effectiveness assessment.
Interest Rate Hedges
Pretax gains of $6 recorded in AOCI related to interest rate hedges closed in conjunction with debt issuances are expected to be reclassified to interest expense in earnings within 12 months of June 30, 2026. The cash flow effect of interest rate hedges is recorded in cash flow from operations.
NOTE 5 - FAIR VALUE MEASUREMENTS
Our policies for managing risk related to foreign currency, interest rates, credit and markets and our process for determining fair value have not changed from those described in our Annual
Report on Form 10-K for 2025.
In the six months 2026 we recorded $271 of contingent
consideration related to the acquisition of Amplitude Vascular
Systems, Inc. (AVS) described in Note 7.
In 2025 we assumed contingent consideration liabilities with a fair value of $90 related to previous acquisitions made by Inari
Medical, Inc. (Inari). Refer to Note 7 for further information on the acquisition of Inari.
There were no significant transfers into or out of any level of the fair value hierarchy in 2026.

Assets Measured at Fair Value
	June 30	December 31
	2026	2025
Cash and cash equivalents	$3,391	$4,011
Trading marketable securities	336	307
Level 1 - Assets	$3,727	$4,318
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$47	$52
United States treasury debt securities	38	37
Total available-for-sale marketable securities	$85	$89
Foreign currency exchange forward contracts	81	46
Level 2 - Assets	$166	$135
Total assets measured at fair value	$3,893	$4,453

Dollar amounts are in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION	2026 Second Quarter Form 10-Q

Liabilities Measured at Fair Value
	June 30	December 31
	2026	2025
Deferred compensation arrangements	$336	$307
Level 1 - Liabilities	$336	$307
Foreign currency exchange forward contracts	$107	$170
Level 2 - Liabilities	$107	$170
Contingent consideration:
Beginning	$518	$452
Additions	271	123
Change in estimate and foreign exchange	7	24
Settlements	(40)	(81)
Ending	$756	$518
Level 3 - Liabilities	$756	$518
Total liabilities measured at fair value	$1,199	$995

Fair Value of Available for Sale Securities by Maturity
	June 30	December 31
	2026	2025
Due in one year or less	$31	$41
Due after one year through three years	$54	$48
On June 30, 2026 and December 31, 2025 the aggregate
difference between the cost and fair value of available-for-sale marketable securities was nominal. Interest income on cash and cash equivalents, short-term investments and income from
marketable securities was $26 and $24 in the three months 2026 and 2025, and $60 and $62 in the six months 2026 and 2025,
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
estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.

Leases
	June 30	December 31
	2026	2025
Right-of-use assets	$521	$519
Lease liabilities, current	$159	$153
Lease liabilities, non-current	$345	$348

Other information:
Weighted-average remaining lease term (years)	4.6	5.0
Weighted-average discount rate	3.80%	3.77%

	Three Months		Six Months
	2026	2025	2026	2025
Operating lease cost	$53	$52	$109	$105
Other Contractual Obligations and Commitments
Our outstanding balances of confirmed invoices in the supplier financing program were $78 and $75 at June 30, 2026 and
December 31, 2025 and are included within accounts payable in our Consolidated Balance Sheets.
NOTE 7 - ACQUISITIONS
We acquire stock in companies and various assets that continue to support our capital deployment and product development
strategies. In the six months 2026 and 2025 cash paid for
acquisitions, net of cash acquired was $459 and $4,814.
In May 2026 we completed the acquisition of AVS for net cash consideration of $435 and up to $400 in future milestone
payments that had a fair value of $271 at the acquisition date.
AVS is developing a next-generation intravascular lithotripsy platform designed to treat complex peripheral arterial disease.
AVS is part of our Peripheral Vascular business within MedSurg and Neurotechnology. Acquired in-process research and
development intangible assets represent projects where the
related product has not yet received regulatory approval. The purchase price allocation for AVS is based on preliminary
valuations, primarily related to in-process research and
development. Goodwill attributable to the acquisition reflects the strategic benefits of expanding our peripheral vascular portfolio.
This goodwill is not deductible for tax purposes.
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
for Inari employees vested upon our acquisition and a charge of
$139 was recorded in selling, general and administrative
expenses in the six months 2025.

Dollar amounts are in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION	2026 Second Quarter Form 10-Q
The purchase price allocations for AVS and Inari are:

Purchase Price Allocation of Acquired Net Assets
	2026	2025
	AVS	Inari
Tangible assets acquired:
Accounts receivable	$—	$78
Inventory	—	215
Deferred income tax assets	3	134
Other assets	14	84
Deferred income tax liabilities	(99)	(489)
Other liabilities	(14)	(189)
Intangible assets:
Developed technologies	—	1,458
In-process research and development	404	—
Customer relationships	—	330
Other intangibles	—	72
Goodwill	398	3,117
Purchase price, net of cash acquired of $10 and $64	$706	$4,810
Weighted average amortization period at acquisition (years):
Developed technologies	—	13
Customer relationships	—	13
Other intangibles	—	9
Consolidated estimated annual amortization expense for definite-
lived intangible assets is:

Remainder of 2026	2027	2028	2029	2030
$351	$715	$634	$617	$599
NOTE 8 - DEBT AND CREDIT FACILITIES
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on
June 30, 2026.
On June 30, 2026 we had $250 outstanding under our
commercial paper programs which allows for maturities up to 397 days from the date of issuance. The maximum amount of our
commercial paper that can be outstanding at any time is $3,000.
In March 2026 we repaid $1,000 of 3.500% senior unsecured
notes. The following table summarizes our total debt at June 30:

Summary of Total Debt
		June 30	December 31
Rate	Due	2026	2025
Senior unsecured notes:
3.500%	March 15, 2026	—	1,000
4.550%	February 10, 2027	499	498
2.125%	November 30, 2027	854	881
4.700%	February 10, 2028	698	697
3.650%	March 7, 2028	599	599
4.850%	December 8, 2028	597	597
3.375%	December 11, 2028	683	704
0.750%	March 1, 2029	911	939
4.250%	September 11, 2029	745	744
4.850%	February 10, 2030	794	794
1.950%	June 15, 2030	995	995
2.625%	November 30, 2030	737	759
1.000%	December 3, 2031	850	876
3.375%	September 11, 2032	906	934
4.625%	September 11, 2034	741	741
5.200%	February 10, 2035	990	990
3.625%	September 11, 2036	675	695
4.100%	April 1, 2043	393	393
4.375%	May 15, 2044	396	396
4.625%	March 15, 2046	985	984
2.900%	June 15, 2050	643	643
Commercial paper		250	—
Other		1	—
Total debt		$14,942	$15,859
Less current maturities		750	1,000
Total long-term debt		$14,192	$14,859

		June 30	December 31
		2026	2025
Unamortized debt issuance costs		$63	$70
Borrowing capacity on existing facilities		$2,910	$2,911
Fair value of senior unsecured notes		$14,024	$15,344
The fair value of the senior unsecured notes was estimated using quoted interest rates, maturities and amounts of borrowings
based on quoted active market prices and yields that took into account the underlying terms of the debt instruments.
Substantially all of our debt is classified within Level 2 of the fair value hierarchy.
Interest expense on outstanding debt and credit facilities,
including required fees incurred totaled $136 and $159 for the three months 2026 and 2025 and $278 and $296 for the six
months 2026 and 2025.
NOTE 9 - INCOME TAXES
Our effective tax rates were 18.4% and 16.3% in the three and six months 2026 and 13.0% and 13.6% in the three and six
months 2025. The effective tax rates for the three and six months
2026 increased from the three and six months 2025 due to the
2025 tax benefit related to the sale of the Spinal Implants
business. The effective tax rates for the three and six months
2026 and 2025 reflect the continued lower effective income tax rates as a result of our European operations and certain discrete tax items.
Income tax authorities in various jurisdictions globally conduct routine audits of our income tax returns to determine if they agree with our interpretations of income tax regulations. Any audit assessment, draft audit assessment or final audit report received is reviewed for new information and evaluated for proper financial statement treatment.

Dollar amounts are in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION	2026 Second Quarter Form 10-Q
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
Information about total assets by segment is not disclosed
because such information is not regularly provided to, or used by, our CODM.

Segment Results
	Three Months		Six Months
	2026	2025	2026	2025
MedSurg and Neurotechnology	$3,625	$3,305	$6,832	$6,361
Orthopaedics	2,964	2,717	5,777	5,527
Net sales	$6,589	$6,022	$12,609	$11,888
MedSurg and Neurotechnology	$1,343	$1,264	$2,634	$2,438
Orthopaedics	822	767	1,661	1,556
Cost of sales	$2,165	$2,031	$4,295	$3,994
MedSurg and Neurotechnology	$255	$228	$486	$437
Orthopaedics	155	153	309	318
Segment research, development and engineering expenses	$410	$381	$795	$755
MedSurg and Neurotechnology	$945	$909	$1,873	$1,768
Orthopaedics	850	781	1,695	1,669
Segment selling, general and administrative expenses	$1,795	$1,690	$3,568	$3,437
MedSurg and Neurotechnology	$63	$58	$120	$114
Orthopaedics	129	116	258	230
Segment depreciation and amortization	$192	$174	$378	$344
Corporate and Other	$37	$26	$66	$53
Amortization of intangible assets	175	187	355	354
Total depreciation and amortization	$404	$387	$799	$751
MedSurg and Neurotechnology	$1,019	$846	$1,719	$1,604
Orthopaedics	1,008	900	1,854	1,754
Segment operating income	$2,027	$1,746	$3,573	$3,358
Items not allocated to segments:
Corporate and Other	$(220)	$(201)	$(495)	$(469)
Inventory stepped up to fair value	—	(65)	—	(99)
Acquisition and integration-related charges	(25)	(78)	(44)	(263)
Amortization of intangible assets	(175)	(187)	(355)	(354)
Structural optimization and other special charges	(95)	(11)	(213)	(52)
Goodwill and other impairments	(1)	(55)	(1)	(90)
Medical device regulation	(5)	(7)	(10)	(19)
Recall-related matters	(2)	(22)	(12)	(55)
Regulatory and legal matters	(3)	(7)	(6)	(7)
Reversal of 2025 tariffs	158	—	158	—
Consolidated operating income	$1,659	$1,113	$2,595	$1,950

Segment Capital Spending	Six Months
	2026	2025
Purchases of property, plant and equipment:
MedSurg and Neurotechnology	$155	$86
Orthopaedics	90	110
Total segment purchases of property, plant and equipment	$245	$196
Corporate and Other	123	110
Total purchases of property, plant and equipment	$368	$306
NOTE 11 - GOODWILL AND OTHER INTANGIBLE ASSETS
In the first quarter 2026 we changed our organizational structure as further described in Note 1.
Following this reorganization we continue to have two reportable segments, MedSurg and Neurotechnology and Orthopaedics.
The reorganization impacts the composition of the Instruments and Joint Replacement reporting units and results in a new
reporting unit representing the Ortho Tech business.
In connection with this reorganization we reallocated the goodwill associated with the impacted businesses using the relative fair value approach, resulting in a reallocation of $518 of goodwill from the MedSurg and Neurotechnology segment to the
Orthopaedics segment.

Dollar amounts are in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION	2026 Second Quarter Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview of the Three and Six Months
In the three months 2026 we achieved sales growth of 9.4% from
2025. Excluding the impact of acquisitions and divestitures, sales grew 9.0% in constant currency. We reported operating income margin of 25.2%, net earnings of $1,276 and net earnings per diluted share of $3.30. Excluding the impact of certain items, adjusted operating income margin(1) increased by 170 basis
points to 27.4%, with adjusted net earnings(1) of $1,424 and adjusted net earnings per diluted share(1) of $3.69, an increase of
17.9% from 2025.
In the six months 2026 we achieved sales growth of 6.1% from
2025. Excluding the impact of acquisitions and divestitures, sales grew 5.8% in constant currency. We reported operating income margin of 20.6%, net earnings of $2,021 and net earnings per diluted share of $5.23. Excluding the impact of certain items, adjusted operating income margin(1) increased by 10 basis points to 24.4%, with adjusted net earnings(1) of $2,428 and adjusted net earnings per diluted share(1) of $6.29, an increase of 5.4%
from 2025.
(1) Refer to "Non-GAAP Financial Measures" for a discussion of non-
GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.

CONSOLIDATED RESULTS OF OPERATIONS
	Three Months					Six Months
			Percent Net Sales		Percentage			Percent Net Sales		Percentage
	2026	2025	2026	2025	Change	2026	2025	2026	2025	Change
Net sales	$6,589	$6,022	100.0%	100.0%	9.4%	$12,609	$11,888	100.0%	100.0%	6.1%
Gross profit	4,498	3,841	68.3	63.8	17.1	8,308	7,585	65.9	63.8	9.5
Research, development and engineering expenses	434	407	6.6	6.8	6.6	847	812	6.7	6.8	4.3
Selling, general and administrative expenses	2,229	2,079	33.8	34.5	7.2	4,510	4,379	35.8	36.8	3.0
Amortization of intangible assets	175	187	2.7	3.1	(6.4)	355	354	2.8	3.0	0.3
Goodwill and other impairments	1	55	—	0.9	nm	1	90	—	0.8	nm
Interest expense	(141)	(159)	(2.1)	(2.6)	(11.3)	(289)	(296)	(2.3)	(2.5)	(2.4)
Other income	46	62	0.7	1.0	(25.8)	108	126	0.9	1.1	(14.3)
Income taxes	288	132	nm	nm	118.2	393	242	nm	nm	62.4
Net earnings	$1,276	$884	19.4%	14.7%	44.3%	$2,021	$1,538	16.0%	12.9%	31.4%

Net earnings per diluted share	$3.30	$2.29			44.1%	$5.23	$3.98			31.4%
Adjusted net earnings per diluted share(1)	$3.69	$3.13			17.9%	$6.29	$5.97			5.4%
nm - not meaningful

Dollar amounts are in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION	2026 Second Quarter Form 10-Q

SALES GROWTH ANALYSIS
	Three Months				Six Months
			Percentage Change				Percentage Change
	2026	2025	As Reported	Constant Currency	2026	2025	As Reported	Constant Currency
MedSurg and Neurotechnology:
Instruments
United States	$840	$776	8.4%	8.4%	$1,606	$1,478	8.7%	8.7%
International	163	142	13.9	12.3	317	278	13.9	9.6
Total	$1,003	$918	9.3%	9.0%	$1,923	$1,756	9.6%	8.9%
Endoscopy
United States	$819	$742	10.2%	10.2%	$1,520	$1,452	4.6%	4.6%
International	185	157	18.8	16.5	352	314	12.4	8.1
Total	$1,004	$899	11.7%	11.3%	$1,872	$1,766	6.0%	5.3%
Medical
United States	$945	$840	12.6%	12.6%	$1,692	$1,642	3.1%	3.1%
International	177	150	17.9	15.0	332	293	13.2	8.1
Total	$1,122	$990	13.4%	13.0%	$2,024	$1,935	4.6%	3.9%
Vascular
United States	$250	$268	(6.7)%	(6.7)%	$530	$471	12.5%	12.5%
International	246	230	6.3	4.0	483	433	11.3	7.1
Total	$496	$498	(0.7)%	(1.8)%	$1,013	$904	11.9%	9.9%
MedSurg and Neurotechnology
United States	$2,854	$2,626	8.7%	8.7%	$5,348	$5,043	6.1%	6.1%
International	771	679	13.3	11.1	1,484	1,318	12.5	8.1
Total	$3,625	$3,305	9.7%	9.2%	$6,832	$6,361	7.4%	6.5%

Orthopaedics:
Knees
United States	$488	$460	6.2%	6.2%	$960	$924	3.8%	3.8%
International	205	180	14.0	12.4	403	355	13.7	9.2
Total	$693	$640	8.4%	8.0%	$1,363	$1,279	6.6%	5.3%
Hips
United States	$296	$283	4.9%	4.9%	$572	$552	3.6%	3.6%
International	183	183	—	(0.8)	367	357	2.9	(0.6)
Total	$479	$466	2.9%	2.6%	$939	$909	3.3%	1.9%
Trauma and Extremities
United States	$791	$702	12.5%	12.5%	$1,558	$1,415	10.1%	10.1%
International	281	255	10.3	8.5	549	487	12.7	7.7
Total	$1,072	$957	11.9%	11.5%	$2,107	$1,902	10.7%	9.4%
Ortho Tech
United States	$530	$483	9.5%	9.5%	$997	$942	5.8%	5.8%
International	187	166	12.8	11.8	366	324	12.9	9.2
Total	$717	$649	10.3%	10.0%	$1,363	$1,266	7.6%	6.7%
	$2,961	$2,712	9.2%	8.8%	$5,772	$5,356	7.7%	6.5%
Spinal Implants
United States	$—	$—	(100.0)%	(100.0)%	$—	$118	(100.0)%	(100.0)%
International	3	5	(36.7)	(40.9)	5	53	(90.2)	(91.2)
Total	$3	$5	(36.7)%	(40.9)%	$5	$171	(96.9)%	(97.1)%
Orthopaedics
United States	$2,105	$1,928	9.1%	9.1%	$4,087	$3,951	3.4%	3.4%
International	859	789	8.9	7.6	1,690	1,576	7.2	3.0
Total	$2,964	$2,717	9.1%	8.7%	$5,777	$5,527	4.5%	3.3%

Geographic:
United States	$4,959	$4,554	8.9%	8.9%	$9,435	$8,994	4.9%	4.9%
International	1,630	1,468	11.0	9.2	3,174	2,894	9.7	5.3
Total	$6,589	$6,022	9.4%	9.0%	$12,609	$11,888	6.1%	5.0%
Note: In the first quarter 2026 we announced a change in our organizational structure. Our new Ortho Tech business combines the orthopaedic instruments portfolio (Orthopaedic Instruments) from Instruments with Other Orthopaedics. In addition, Neuro Cranial and the spine enabling technologies portfolio (Enabling Technologies) from Other Orthopaedics were combined with the remaining
Instruments business to align with our internal reporting structure. Ortho Tech includes sales related to Orthopaedic Instruments of $523 and $501 and Other Orthopaedics of $194 and $148 for the three months 2026 and 2025. For the six months 2026 and 2025 Ortho
Tech includes sales related to Orthopaedic Instruments of $1,012 and $985 and Other Orthopaedics of $351 and $281. Instruments
includes sales related to Neuro Cranial of $681 and $616 and Enabling Technologies of $28 and $34 for the three months 2026 and
2025. For the six months 2026 and 2025 Instruments includes sales related to Neuro Cranial of $1,287 and $1,179 and Enabling
Technologies of $54 and $63. We have reflected these changes in all historical periods presented.

Dollar amounts are in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION	2026 Second Quarter Form 10-Q
Consolidated Net Sales
Consolidated net sales increased 9.4% in the three months 2026 as reported and 9.0% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.4%. Net sales in constant currency increased by 9.0% from increased unit
volume. The unit volume increase was due to higher product
shipments across most MedSurg and Neurotechnology
businesses and all Orthopaedics businesses.
Consolidated net sales increased 6.1% in the six months 2026 as reported and 5.0% in constant currency as foreign currency
exchange rates positively impacted net sales by 1.1%. Excluding the (0.8)% impact of acquisitions and divestitures, net sales in constant currency increased by 5.6% from increased unit volume and 0.2% due to higher prices. The unit volume increase was due to higher product shipments across all MedSurg and
Neurotechnology businesses and all Orthopaedics businesses.
MedSurg and Neurotechnology Net Sales
MedSurg and Neurotechnology net sales increased 9.7% in the
three months 2026 as reported and 9.2% in constant currency, as foreign currency exchange rates positively impacted net sales by
0.5%. Net sales in constant currency increased by 9.1% from
increased unit volume and 0.1% from higher prices. The unit
volume increase was due to higher shipments across most
Medsurg and Neurotechnology businesses.
MedSurg and Neurotechnology net sales increased 7.4% in the
six months 2026 as reported and 6.5% in constant currency, as foreign currency exchange rates positively impacted net sales by
0.9%. Excluding the 1.3% impact of acquisitions and divestitures, net sales in constant currency increased by 4.9% from increased unit volume and 0.3% from higher prices. The unit volume
increase was due to higher shipments across all MedSurg and
Neurotechnology businesses.
Orthopaedics Net Sales
Orthopaedics net sales increased 9.1% in the three months 2026 as reported and 8.7% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.4%. Excluding the 0.1% impact of acquisitions and divestitures, net sales in constant currency increased 8.6% from increased unit volume.
The unit volume increase was due to higher shipments across all
Orthopaedics businesses.
Orthopaedics net sales increased 4.5% in the six months 2026 as reported and 3.3% in constant currency, as foreign currency
exchange rates positively impacted net sales by 1.2%. Excluding the (3.1)% impact of acquisitions and divestitures, net sales in constant currency increased 6.4% from increased unit volume.
The unit volume increase was due to higher shipments across all
Orthopaedics businesses.
Gross Profit
Gross profit was $4,498 and $3,841 in the three months 2026
and 2025. The key components of the change were:

Gross Profit Percent Net Sales
Three Months 2025	63.8%
Volume and mix	70 bps
Manufacturing and supply chain costs	(30) bps
Structural optimization and other special charges	40 bps
Inventory stepped up to fair value	110 bps
Reversal of 2025 tariffs	260 bps
Three Months 2026	68.3%
Gross profit as a percentage of net sales in the three months
2026 increased to 68.3% from 63.8% in 2025 primarily driven by a reduction of certain import tariffs and lower amortization of inventory stepped up to fair value.
Gross profit was $8,308 and $7,585 in the six months 2026 and
2025. The key components of the change were:

Gross Profit Percent Net Sales
Six Months 2025	63.8%
Sales pricing	10 bps
Volume and mix	40 bps
Manufacturing and supply chain costs	(100) bps
Structural optimization and other special charges	50 bps
Inventory stepped up to fair value	80 bps
Reversal of 2025 tariffs	130 bps
Six Months 2026	65.9%
Gross profit as a percentage of net sales in the six months 2026 increased to 65.9% from 63.8% in 2025 driven by a reduction of certain import tariffs and lower amortization of inventory stepped up to fair value partially offset by higher manufacturing and supply chain costs primarily due to idle production time related to the cybersecurity incident in the first quarter 2026.
While segment mix was not a significant driver of the change in gross profit as a percent of net sales between the six months
2026 and 2025, we generally expect segment mix to have an
unfavorable impact for the foreseeable future as we anticipate more rapid sales growth in our lower gross margin MedSurg and
Neurotechnology segment than our Orthopaedics segment.
Research, Development and Engineering Expenses
Research, development and engineering expenses increased
$27 or 6.6% in the three months 2026 and $35 or 4.3% in the six months 2026. Expenses as a percentage of net sales of 6.6% in the three months and 6.7% in the six months 2026 remained
relatively flat with 6.8% in the three and six months 2025.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $150 or
7.2% in the three months 2026. As a percentage of net sales, expenses decreased to 33.8% from 34.5% in 2025, primarily due to continued spend discipline and lower acquisition and
integration-related charges partially offset by higher structural optimization and other special charges.
Selling, general and administrative expenses increased $131 or
3.0% in the six months 2026. As a percentage of net sales,
expenses decreased to 35.8% from 36.8% in 2025, primarily due to lower acquisition-related costs and continued spend discipline partially offset by higher structural optimization and other special charges. Expenses in the six months 2025 included a charge of
$139 for share-based awards for Inari employees that vested
upon our acquisition.
Amortization of Intangible Assets
Amortization of intangible assets was $175 and $187 in the three months and $355 and $354 in the six months 2026 and 2025.
Refer to Note 7 to our Consolidated Financial Statements for
further information.
Goodwill and Other Impairments
Goodwill and other impairments was $1 and $55 in the three
months and $1 and $90 in the six months 2026 and 2025.
Operating Income
Operating income was $1,659 and $1,113 in the three months
2026 and 2025. Operating income as a percentage of net sales in the three months 2026 increased to 25.2% from 18.5% in 2025.
Refer to the discussion above for the primary drivers of the

Dollar amounts are in millions except per share amounts or as otherwise specified.	14

STRYKER CORPORATION	2026 Second Quarter Form 10-Q
change.
Operating income was $2,595 and $1,950 in the six months 2026 and 2025. Operating income as a percentage of net sales in the six months 2026 increased to 20.6% from 16.4% in 2025. Refer to the discussion above for the primary drivers of the change.
MedSurg and Neurotechnology operating income as a
percentage of net sales increased to 28.1% in the three months
2026 from 25.6% in 2025. Orthopaedics operating income as a
percentage of net sales increased to 34.0% in the three months
2026 from 33.1% in 2025. The key components of the change
were:

Operating Income Percent Net Sales
	MedSurg and Neurotechnology	Orthopaedics
Three Months 2025	25.6%	33.1%
Volume	60 bps	50 bps
Manufacturing and supply chain costs	60 bps	(20) bps
Research, development and engineering expenses	(10) bps	40 bps
Selling, general and administrative expenses	140 bps	20 bps
Three Months 2026	28.1%	34.0%
The increase in MedSurg and Neurotechnology operating income as a percentage of net sales for the three months was primarily driven by lower selling, general and administrative expenses, lower manufacturing and supply chain costs and higher unit
volumes, partially offset by higher research, development and engineering expenses.
The increase in Orthopaedics operating income as a percentage of net sales for the three months was primarily driven by higher unit volumes, lower research, development and engineering
expenses and lower selling, general and administrative
expenses, partially offset by higher manufacturing and supply chain costs.
MedSurg and Neurotechnology operating income as a
percentage of net sales of 25.2% in the six months 2026
remained flat with 2025. Orthopaedics operating income as a
percentage of net sales increased to 32.1% in the six months
2026 from 31.7% in 2025. The key components of the change
were:

Operating Income Percent Net Sales
	MedSurg and Neurotechnology	Orthopaedics
Six Months 2025	25.2%	31.7%
Sales pricing	10 bps	0 bps
Volume	40 bps	20 bps
Manufacturing and supply chain costs	(70) bps	(100) bps
Research, development and engineering expenses	(20) bps	40 bps
Selling, general and administrative expenses	40 bps	80 bps
Six Months 2026	25.2%	32.1%
MedSurg and Neurotechnology operating income as a
percentage of net sales for the six months remained flat and was primarily driven by lower selling, general and administrative expenses and higher unit volumes and prices, offset by higher manufacturing and supply chain costs and research,
development and engineering expenses.
The increase in Orthopaedics operating income as a percentage of net sales for the six months was primarily driven by lower selling, general and administrative expenses, lower research, development and engineering expenses and higher unit volumes, partially offset by higher manufacturing and supply chain costs.
Interest Expense
Interest expense was $141 and $159 in the three months and
$289 and $296 in the six months 2026 and 2025. The decrease
in interest expense in the three months and six months 2026 from
2025 was due to lower outstanding debt and credit facilities partially offset by higher average interest rates.
Other Income
Other income was $46 and $62 in the three months and $108
and $126 in the six months 2026 and 2025. The decrease in
other income in the three and six months 2026 from 2025 was
primarily due to lower interest income in 2026.
Income Taxes
Our effective tax rates were 18.4% and 16.3% in the three and six months 2026 and 13.0% and 13.6% in the three and six
months 2025. The effective tax rate for the three and six months
2026 increased from the three and six months 2025 due to the
2025 tax benefit related to the sale of the Spinal Implants
business. The effective tax rates for the three and six months
2026 and 2025 reflect the continued lower effective income tax rates as a result of our European operations and certain discrete tax items.
Our future results of operations could be affected by changes in the effective tax rate as a result of changes in tax laws,
regulations and judicial rulings. We are continuing to evaluate the impact of tax reform in the countries in which we operate as new guidance is published and new regulations are adopted.
Net Earnings
Net earnings increased to $1,276 or $3.30 per diluted share in the three months  2026 from $884 or $2.29 per diluted share in
2025. Net earnings increased to $2,021 or $5.23 per diluted
share in six months 2026 from $1,538 or $3.98 per diluted share in 2025. Refer to the discussion above for the primary drivers of the change.
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
financial measures. To measure percentage sales growth in
constant currency, we remove the impact of changes in foreign currency exchange rates that affect the comparability and trend

Dollar amounts are in millions except per share amounts or as otherwise specified.	15

STRYKER CORPORATION	2026 Second Quarter Form 10-Q
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
same as those used in the calculation of reported net earnings per diluted share for the respective period.

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures
Three Months 2026	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$4,498	$2,229	$434	$1,659	$(95)	$288	$1,276	18.4%	$3.30
Reported percent net sales	68.3%	33.8%	6.6%	25.2%	(1.4)%	nm	19.4%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	—	—	—	—	—	—	—	—	—
Other acquisition and integration-related (a)	7	(14)	(4)	25	—	3	22	—	0.06
Amortization of purchased intangible assets	—	—	—	175	—	33	142	0.3	0.37
Structural optimization and other special charges (b)	5	(89)	(1)	95	(6)	20	69	0.3	0.18
Goodwill and other impairments (c)	—	—	—	1	—	—	1	—	—
Medical device regulations (d)	—	—	(5)	5	—	1	4	—	0.01
Recall-related matters (e)	(1)	(3)	—	2	—	1	1	—	—
Regulatory and legal matters (f)	—	(3)	—	3	—	—	3	—	—
Tax matters (g)	—	—	—	—	—	(39)	39	(2.5)	0.11
Reversal of 2025 tariffs	(158)	—	—	(158)	—	(25)	(133)	—	(0.34)
Adjusted	$4,351	$2,120	$424	$1,807	$(101)	$282	$1,424	16.5%	$3.69
Adjusted percent net sales	66.0%	32.2%	6.4%	27.4%	(1.5)%	nm	21.6%

Dollar amounts are in millions except per share amounts or as otherwise specified.	16

STRYKER CORPORATION	2026 Second Quarter Form 10-Q

Three Months 2025	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$3,841	$2,079	$407	$1,113	$(97)	$132	$884	13.0%	$2.29
Reported percent net sales	63.8%	34.5%	6.8%	18.5%	(1.6)%	nm	14.7%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	65	—	—	65	—	16	49	0.5	0.12
Other acquisition and integration-related (a)	1	(76)	(1)	78	—	20	58	0.7	0.15
Amortization of purchased intangible assets	—	—	—	187	—	39	148	1.0	0.37
Structural optimization and other special charges (b)	6	(2)	(3)	11	(9)	(2)	4	(0.2)	0.01
Goodwill and other impairments (c)	—	—	—	55	—	22	33	1.2	0.10
Medical device regulations (d)	—	—	(7)	7	—	1	6	0.1	0.02
Recall-related matters (e)	21	(1)	—	22	—	1	21	(0.3)	0.06
Regulatory and legal matters (f)	—	(7)	—	7	—	1	6	0.1	0.01
Tax matters (g)	—	—	—	—	—	(2)	2	(0.2)	—
Adjusted	$3,934	$1,993	$396	$1,545	$(106)	$228	$1,211	15.9%	$3.13
Adjusted percent net sales	65.4%	33.1%	6.6%	25.7%	(1.8)%	nm	20.1%
nm - not meaningful
(a) Charges represent certain acquisition and integration-related costs associated with acquisitions, including:

	Three Months
	2026	2025
Termination of sales relationships	$6	$—
Employee retention and workforce reductions	(3)	29
Changes in the fair value of contingent consideration	6	3
Manufacturing integration costs	5	3
Other integration-related activities	11	43
Adjustments to Operating Income	$25	$78
Adjustments to Income Taxes	$3	$20
Adjustments to Net Earnings	$22	$58
(b) Structural optimization and other special charges represent the costs associated with:

	Three Months
	2026	2025
Employee retention and workforce reductions	$6	$5
Closure/transfer of manufacturing and other facilities	4	7
Product line exits	9	(10)
Termination of sales relationships in certain countries	6	(3)
Other charges	70	12
Adjustments to Operating Income	$95	$11
Adjustments to Other Income (Expense), Net	$(6)	$(9)
Adjustments to Income Taxes	$20	$(2)
Adjustments to Net Earnings	$69	$4
(c) Goodwill and other impairments represent the costs associated with:

	Three Months
	2026	2025
Certain long-lived and intangible asset write-offs and impairments	$—	$52
Product line exits (e.g., long-lived asset and specifically-identified intangible asset write-offs)	1	3
Adjustments to Operating Income	$1	$55
Adjustments to Income Taxes	$—	$22
Adjustments to Net Earnings	$1	$33
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
resolve certain regulatory or other legal matters and the amount of favorable awards from settlements.
(g) Benefits / (charges) represent the accounting impact of certain significant and discrete tax items, including:

	Three Months
	2026	2025
Adjustments related to the transfer of certain intellectual properties between tax jurisdictions	$(55)	$(45)
Other tax matters	16	43
Adjustments to Income Taxes	$(39)	$(2)
Adjustments to Other Income (Expense), Net	$—	$—
Adjustments to Net Earnings	$39	$2

Dollar amounts are in millions except per share amounts or as otherwise specified.	17

STRYKER CORPORATION	2026 Second Quarter Form 10-Q

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures
Six Months 2026	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$8,308	$4,510	$847	$2,595	$(181)	$393	$2,021	16.3%	$5.23
Reported percent net sales	65.9%	35.8%	6.7%	20.6%	(1.4)%	nm	16.0%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	—	—	—	—	—	—	—	—	—
Other acquisition and integration-related (a)	9	(27)	(8)	44	—	7	37	—	0.10
Amortization of purchased intangible assets	—	—	—	355	—	63	292	0.3	0.75
Structural optimization and other special charges (b)	19	(193)	(1)	213	(17)	45	151	0.6	0.39
Goodwill and other impairments (c)	—	—	—	1	—	—	1	—	—
Medical device regulations (d)	—	—	(10)	10	—	2	8	—	0.02
Recall-related matters (e)	—	(12)	—	12	—	3	9	—	0.02
Regulatory and legal matters (f)	—	(6)	—	6	—	1	5	—	0.01
Tax matters (g)	—	—	—	—	—	(37)	37	(1.5)	0.11
Reversal of 2025 tariffs	(158)	—	—	(158)	—	(25)	(133)	—	(0.34)
Adjusted	$8,178	$4,272	$828	$3,078	$(198)	$452	$2,428	15.7%	$6.29
Adjusted percent net sales	64.9%	33.9%	6.6%	24.4%	(1.6)%	nm	19.3%

Six Months 2025	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$7,585	$4,379	$812	$1,950	$(170)	$242	$1,538	13.6%	$3.98
Reported percent net sales	63.8%	36.8%	6.8%	16.4%	(1.4)%	nm	12.9%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	99	—	—	99	—	24	75	0.5	0.19
Other acquisition and integration-related (a)	14	(247)	(2)	263	—	26	237	(0.7)	0.62
Amortization of purchased intangible assets	—	—	—	354	—	73	281	1.1	0.72
Structural optimization and other special charges (b)	28	(21)	(3)	52	(9)	12	31	0.3	0.08
Goodwill and other impairments (c)	—	—	—	90	—	31	59	1.0	0.16
Medical device regulations (d)	1	—	(18)	19	—	4	15	0.1	0.04
Recall-related matters (e)	52	(3)	—	55	—	9	46	0.1	0.12
Regulatory and legal matters (f)	—	(7)	—	7	—	2	5	0.1	0.01
Tax matters (g)	—	—	—	—	—	(21)	21	(1.2)	0.05
Adjusted	$7,779	$4,101	$789	$2,889	$(179)	$402	$2,308	14.9%	$5.97
Adjusted percent net sales	65.4%	34.5%	6.6%	24.3%	(1.5)%	nm	19.4%
(a) Charges represent certain acquisition and integration-related costs associated with acquisitions, including:

	Six Months
	2026	2025
Termination of sales relationships	$6	$—
Employee retention and workforce reductions	—	45
Changes in the fair value of contingent consideration	9	1
Manufacturing integration costs	10	7
Stock compensation payments upon a change in control	—	139
Other integration-related activities	19	71
Adjustments to Operating Income	$44	$263
Adjustments to Income Taxes	$7	$26
Adjustments to Net Earnings	$37	$237
(b) Structural optimization and other special charges represent the costs associated with:

	Six Months
	2026	2025
Employee retention and workforce reductions	$13	$38
Closure/transfer of manufacturing and other facilities (e.g., site closure, contract termination and redundant employee costs)	9	12
Product line exits (e.g., inventory, long-lived asset and specifically-identified intangible asset write-offs)	11	(7)
Termination of sales relationships in certain countries	87	(4)
Other charges	93	13
Adjustments to Operating Income	$213	$52
Adjustments to Other Income (Expense), Net	$(17)	$(9)
Adjustments to Income Taxes	$45	$12
Adjustments to Net Earnings	$151	$31

Dollar amounts are in millions except per share amounts or as otherwise specified.	18

STRYKER CORPORATION	2026 Second Quarter Form 10-Q
(c) Goodwill and other impairments represent the costs associated with:

	Six Months
	2026	2025
Certain long-lived and intangible asset write-offs and impairments	$—	$86
Product line exits (e.g., long-lived asset and specifically-identified intangible asset write-offs)	1	4
Adjustments to Operating Income	$1	$90
Adjustments to Income Taxes	$—	$31
Adjustments to Net Earnings	$1	$59

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
resolve certain regulatory or other legal matters and the amount of favorable awards from settlements.
(g)    Benefits / (charges) represent the accounting impact of certain significant and discrete tax items, including:

	Six Months
	2026	2025
Adjustments related to the transfer of certain intellectual properties between tax jurisdictions	$(75)	$(92)
Other tax matters	38	71
Adjustments to Income Taxes	$(37)	$(21)
Adjustments to Other Income (Expense), Net	$—	$—
Adjustments to Net Earnings	$37	$21
FINANCIAL CONDITION AND LIQUIDITY

	Six Months
Net cash provided by (used in):	2026	2025
Operating activities	$1,842	$1,361
Investing activities	(824)	(4,240)
Financing activities	(1,605)	1,545
Effect of exchange rate changes	(33)	57
Change in cash and cash equivalents	$(620)	$(1,277)
Operating Activities
Cash provided by operating activities was $1,842 and $1,361 in the six months 2026 and 2025. The increase was primarily due to changes in working capital accounts.
Investing Activities
Cash used in investing activities was $824 and $4,240 in the six months 2026 and 2025. The six months 2026 included cash paid for purchases of property, plant and equipment. The six months
2025 included cash paid to acquire Inari and purchases of
property, plant and equipment partially offset by proceeds from the sale of short-term investments. Refer to Note 7 to our
Consolidated Financial Statements for further information on acquisitions.
Financing Activities
Cash used in financing activities was $1,605 in the six months
2026 and cash provided by financing activities was $1,545 in the six months 2025. In 2026, cash used was primarily driven by
repayments of $1,000 to pay off maturing unsecured notes as
described in Note 8 to our Consolidated Financial Statements and dividend payments. Cash provided by financing activities in
2025 was primarily driven by proceeds from the issuance of
various senior unsecured notes which was partially offset by dividend payments.
Liquidity
Cash, cash equivalents, short-term investments and marketable securities were $3,476 and $4,100 on June 30, 2026 and
December 31, 2025. Current assets exceeded current liabilities by $7,734 and $6,961 on June 30, 2026 and December 31, 2025.
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
Our cash, cash equivalents, short-term investments and
marketable securities held in locations outside the United States was 51% on June 30, 2026 compared to 20% on December 31,
2025.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There were no changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-
K for 2025, except as follows:
Refer to Note 11 for discussion on the impact of changes to our organizational structure in the first quarter 2026 on our reportable segments and the related goodwill.
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
"predict," "forecast," "potential," "anticipate," "estimate," "expect,"
"project," "intend," "believe," "may impact," "on track," "goal,"
"strategy" and words and terms of similar substance used in

Dollar amounts are in millions except per share amounts or as otherwise specified.	19

STRYKER CORPORATION	2026 Second Quarter Form 10-Q
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive
Officer and Chief Financial Officer (the Certifying Officers),
evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)
promulgated under the Securities Exchange Act of 1934, as
amended) on June 30, 2026. Based on that evaluation, the
Certifying Officers concluded the Company's disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There was no change to our internal control over financial
reporting during the six months 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS
We are not aware of any material changes to the risk factors included in Item 1A. "Risk Factors" in our Annual Report on Form
10-K for 2025 and Part II, Item 1A. "Risk Factors" in our Quarterly
Report on Form 10-Q for the quarter ended March 31, 2026.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We issued 1,929 shares of our common stock in the three
months 2026 as performance incentive awards to employees.
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
In the six months 2026 we did not repurchase any shares of our common stock under our authorized repurchase program. The
total dollar value of shares of our common stock that could be acquired under our authorized repurchase program was $1,033
as of June 30, 2026.

ITEM 5.	OTHER INFORMATION
Certain of our officers or directors have made elections to
participate in, and are participating in, our employee stock purchase plan and 401(k) plan and have made, and may from
time to time make, elections to have shares withheld to cover withholding taxes due or pay the exercise price of stock options, restricted stock units and performance stock units, which may constitute non-Rule 10b5-1 trading arrangements (as defined in
Item 408(c) of Regulation S-K).

20

STRYKER CORPORATION	2026 Second Quarter Form 10-Q

ITEM 6.	EXHIBITS

10(i)*
Transition Agreement, dated May 15, 2026, between
Stryker Corporation and William E. Berry, Jr. –
Incorporated by reference to Exhibit 10.1 to the
Company’s Form 8-K dated May 20, 2026
(Commission File No. 001-13149).

10(ii)*
Letter Agreement, dated May 15, 2026, between
Stryker Corporation and Emily Baculik –
Incorporated by reference to Exhibit 10.2 to the
Company’s Form 8-K dated May 20, 2026
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

* Compensation arrangement
† Filed with this Form 10-Q
†† Furnished with this Form 10-Q

21

STRYKER CORPORATION	2026 Second Quarter Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

Date:	July 31, 2026	/s/ KEVIN A. LOBO
Kevin A. Lobo
Chair and Chief Executive Officer

Date:	July 31, 2026	/s/ PRESTON W. WELLS
Preston W. Wells
Vice President, Chief Financial Officer