Form 10-Q
period 2026-09-30
STRYKER CORP
filed 2026-10-30
CIK 310764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☒
There were 380,691,004 shares of Common Stock, $0.10 par value, on September 30, 2026.

Dollar amounts are in millions except per share amounts or as otherwise specified.	1

STRYKER CORPORATION	2026 Third Quarter Form 10-Q
PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Stryker Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months		Nine Months
	2026	2025	2026	2025
Net sales	$6,520	$6,057	$19,129	$17,945
Cost of sales	2,272	2,205	6,573	6,508
Gross profit	$4,248	$3,852	$12,556	$11,437
Research, development and engineering expenses	433	410	1,280	1,222
Selling, general and administrative expenses	2,313	2,045	6,823	6,424
Amortization of intangible assets	175	189	530	543
Goodwill and other impairments	293	73	294	163
Total operating expenses	$3,214	$2,717	$8,927	$8,352
Operating income	$1,034	$1,135	$3,629	$3,085
Interest expense	(143)	(157)	(432)	(453)
Other income	106	51	214	177
Earnings before income taxes	$997	$1,029	$3,411	$2,809
Income taxes	244	170	637	412
Net earnings	$753	$859	$2,774	$2,397

Net earnings per share of common stock:
Basic	$1.97	$2.25	$7.24	$6.27
Diluted	$1.96	$2.22	$7.19	$6.20

Weighted-average shares outstanding (in millions):
Basic	382.2	382.4	382.9	382.1
Effect of dilutive employee stock compensation	2.5	4.3	2.9	4.4
Diluted	384.7	386.7	385.8	386.5

Cash dividends declared per share of common stock	$0.88	$0.84	$2.64	$2.52
Anti-dilutive shares excluded from the calculation of dilutive employee stock options were de minimis in all periods.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months		Nine Months
	2026	2025	2026	2025
Net earnings	$753	$859	$2,774	$2,397
Other comprehensive income (loss), net of tax:
Marketable securities	—	—	—	—
Pension plans	—	—	—	2
Unrealized gains (losses) on designated hedges	(28)	8	(59)	11
Financial statement translation	11	(12)	153	(486)
Total other comprehensive income (loss), net of tax	$(17)	$(4)	$94	$(473)
Comprehensive income	$736	$855	$2,868	$1,924
See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	2

STRYKER CORPORATION	2026 Third Quarter Form 10-Q
CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2026	2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,271	$4,011
Marketable securities	—	89
Accounts receivable, less allowance of $226 ($216 in 2025)	3,693	4,039
Inventories:
Materials and supplies	1,377	1,349
Work in process	484	415
Finished goods	3,886	3,546
Total inventories	$5,747	$5,310
Prepaid expenses and other current assets	1,472	1,306
Total current assets	$14,183	$14,755
Property, plant and equipment:
Land, buildings and improvements	1,822	1,793
Machinery and equipment	6,176	5,744
Total property, plant and equipment	$7,998	$7,537
Less allowance for depreciation	3,944	3,661
Property, plant and equipment, net	$4,054	$3,876
Goodwill	19,326	19,291
Other intangibles, net	5,542	5,681
Noncurrent deferred income tax assets	901	1,098
Other noncurrent assets	3,241	3,143
Total assets	$47,247	$47,844

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$1,634	$1,799
Accrued compensation	1,363	1,595
Income taxes	65	418
Dividends payable	335	337
Accrued expenses and other liabilities	2,349	2,645
Current maturities of debt	754	1,000
Total current liabilities	$6,500	$7,794
Long-term debt, excluding current maturities	14,176	14,859
Income taxes	413	402
Other noncurrent liabilities	2,701	2,369
Total liabilities	$23,790	$25,424
Shareholders' equity
Common stock, $0.10 par value	38	38
Additional paid-in capital	2,764	2,597
Retained earnings	21,248	20,472
Accumulated other comprehensive loss	(593)	(687)
Total shareholders' equity	$23,457	$22,420
Total liabilities and shareholders' equity	$47,247	$47,844
See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	3

STRYKER CORPORATION	2026 Third Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

	Three Months		Nine Months
	2026	2025	2026	2025
Common stock shares outstanding (in millions)
Beginning	383.5	382.3	382.5	381.4
Issuance of common stock under stock compensation and benefit plans	0.2	0.1	1.2	1.0
Repurchase of common stock	(3.0)	—	(3.0)	—
Ending	380.7	382.4	380.7	382.4
Common stock
Beginning	$38	$38	$38	$38
Issuance of common stock under stock compensation and benefit plans	—	—	—	—
Repurchase of common stock	—	—	—	—
Ending	$38	$38	$38	$38
Additional paid-in capital
Beginning	$2,711	$2,492	$2,597	$2,361
Issuance of common stock under stock compensation and benefit plans	7	(1)	(20)	(3)
Repurchase of common stock	(21)	—	(21)	—
Share-based compensation	67	62	208	195
Ending	$2,764	$2,553	$2,764	$2,553
Retained earnings
Beginning	$21,815	$19,423	$20,472	$18,528
Net earnings	753	859	2,774	2,397
Repurchase of common stock	(987)	—	(987)	—
Cash dividends declared	(333)	(322)	(1,011)	(965)
Ending	$21,248	$19,960	$21,248	$19,960
Accumulated other comprehensive income (loss)
Beginning	$(576)	$(762)	$(687)	$(293)
Other comprehensive income (loss)	(17)	(4)	94	(473)
Ending	$(593)	$(766)	$(593)	$(766)
Total shareholders' equity	$23,457	$21,785	$23,457	$21,785
See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	4

STRYKER CORPORATION	2026 Third Quarter Form 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months
	2026	2025
Operating activities
Net earnings	$2,774	$2,397
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	361	334
Amortization of intangible assets	530	543
Goodwill and other impairments	294	163
Share-based compensation	208	195
Sale of inventory stepped-up to fair value at acquisition	—	160
Deferred income tax (benefit) expense	166	191
Changes in operating assets and liabilities:
Accounts receivable	320	524
Inventories	(468)	(373)
Accounts payable	(154)	(205)
Accrued expenses and other liabilities	(279)	(78)
Income taxes	(395)	(577)
Other, net	(54)	(373)
Net cash provided by operating activities	$3,303	$2,901
Investing activities
Acquisitions, net of cash acquired	(481)	(4,950)
Purchases of marketable securities	(23)	(32)
Proceeds/(Purchases) of short-term investments	—	750
Proceeds from sales of marketable securities	112	40
Purchases of property, plant and equipment	(605)	(493)
Proceeds from the sale of the Spinal Implants business	—	165
Other investing, net	(14)	(41)
Net cash used in investing activities	$(1,011)	$(4,561)
Financing activities
Proceeds (payments) on short-term borrowings, net	247	1
Proceeds from issuance of long-term debt	—	2,979
Payments on long-term debt	(1,000)	(650)
Payments of dividends	(1,012)	(963)
Repurchases of common stock	(1,000)	—
Cash paid for taxes from withheld shares	(156)	(132)
Other financing, net	(77)	(29)
Net cash provided by (used in) financing activities	$(2,998)	$1,206
Effect of exchange rate changes on cash and cash equivalents	(34)	58
Change in cash and cash equivalents	$(740)	$(396)
Cash and cash equivalents at beginning of period	4,011	3,652
Cash and cash equivalents at end of period	$3,271	$3,256
See accompanying notes to Consolidated Financial Statements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	5

STRYKER CORPORATION	2026 Third Quarter Form 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 - BASIS OF PRESENTATION
General Information
Management believes the accompanying unaudited Consolidated
Financial Statements contain all adjustments, including normal recurring items, considered necessary to fairly present the
financial position of Stryker Corporation and its consolidated subsidiaries ("Stryker," the "Company," "we," "us" or "our") on
September 30, 2026 and the results of operations for the three and nine months 2026. The results of operations included in
these Consolidated Financial Statements may not necessarily be indicative of our annual results. These statements should be read in conjunction with our Annual Report on Form 10-K for 2025.
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
Accounting Pronouncements Recently Adopted
On January 1, 2026 we adopted ASU 2025-05 (Topic 326):
Financial Instruments - Credit Losses: Measurement of Credit
Losses for Accounts Receivable and Contract Assets. This
update provides a practical expedient allowing entities to assume that current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating expected credit losses for current accounts receivable and
current contract assets arising from transactions accounted for under Accounting Standards Codification 606, Revenue from
Contracts with Customers. The adoption of this update did not have a material impact on our Consolidated Financial
Statements.
NOTE 2 - REVENUE RECOGNITION
Our policies for recognizing sales have not changed from those described in our Annual Report on Form 10-K for 2025.
We disaggregate our net sales by business and geographic
location for each of our segments as we believe it best depicts how the nature, amount, timing and certainty of our net sales and cash flows are affected by economic factors.
In the first quarter 2026 we announced a change in our
organizational structure. Our new Ortho Tech business combines the orthopaedic instruments portfolio (Orthopaedic Instruments)
from Instruments with Other Orthopaedics. In addition, Neuro
Cranial and the spine enabling technologies portfolio (Enabling
Technologies) from Other Orthopaedics were combined with the remaining Instruments business to align with our internal
reporting structure. Ortho Tech includes sales related to
Orthopaedic Instruments of $535 and $492 and Other
Orthopaedics of $219 and $159 for the three months 2026 and
2025. For the nine months 2026 and 2025 Ortho Tech includes
sales related to Orthopaedic Instruments of $1,547 and $1,477 and Other Orthopaedics of $570 and $440. Instruments includes sales related to Neuro Cranial of $670 and $637 and Enabling
Technologies of $28 and $45 for the three months 2026 and
2025. For the nine months 2026 and 2025 Instruments includes sales related to Neuro Cranial of $1,957 and $1,816 and
Enabling Technologies of $82 and $108. We have reflected these changes in all historical periods presented.

Dollar amounts are in millions except per share amounts or as otherwise specified.	6

STRYKER CORPORATION	2026 Third Quarter Form 10-Q

Net Sales by Business
	Three Months		Nine Months
	2026	2025	2026	2025
MedSurg and Neurotechnology:
Instruments	$996	$949	$2,919	$2,705
Endoscopy	1,021	896	2,893	2,662
Medical	1,081	985	3,105	2,920
Vascular	566	525	1,579	1,429
	$3,664	$3,355	$10,496	$9,716
Orthopaedics:
Knees	$635	$628	$1,998	$1,907
Hips	453	457	1,392	1,366
Trauma and Extremities	1,010	960	3,117	2,862
Ortho Tech	754	651	2,117	1,917
Spinal Implants	4	6	9	$177
	$2,856	$2,702	$8,633	$8,229
Total	$6,520	$6,057	$19,129	$17,945

Net Sales by Geography
	Three Months		Nine Months
	2026	2025	2026	2025
United States	$4,950	$4,571	$14,385	$13,565
International	1,570	1,486	4,744	4,380
Total	$6,520	$6,057	$19,129	$17,945
Costs to Obtain or Fulfill a Contract
We typically do not incur costs to fulfill a contract before a product or service is provided to a customer due to the nature of our products and services. Our costs to obtain contracts are typically in the form of sales commissions paid to employees or third-party agents. Certain sales commissions paid to employees prior to recognition of sales are recorded as deferred contract costs. We expense sales commissions associated with obtaining a contract at the time of the sale or as incurred as the
amortization period is generally less than one year. These costs have been presented within selling, general and administrative expenses. On September 30, 2026 and December 31, 2025
deferred contracts costs recorded in our Consolidated Balance
Sheets were not significant.
Contract Assets and Liabilities
Our contract assets primarily relate to conditional rights to consideration for work completed but not billed at the reporting date. On September 30, 2026 and December 31, 2025 contract
assets recorded in our Consolidated Balance Sheets were not
significant.
Our contract liabilities arise as a result of consideration received from customers at inception of contracts for certain businesses or where the timing of billing for services precedes satisfaction of our performance obligations. This occurs primarily when payment is received upfront for certain multi-period extended service contracts. Our contract liabilities of $960 and $1,024 on
September 30, 2026 and December 31, 2025 are classified within accrued expenses and other liabilities and other noncurrent
liabilities in our Consolidated Balance Sheets based on the timing of when we expect to complete our performance obligations.
Changes in contract liabilities during the nine months 2026 were as follows:

September 30
2026
Beginning contract liabilities	$1,024
Revenue recognized from beginning of year contract liabilities	(615)
Net advance consideration received during the period	551
Ending contract liabilities	$960
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
2026 and 2025.
NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE (LOSS)
INCOME (AOCI)

Three Months 2026	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$70	$11	$(657)	$(576)
OCI	1	(31)	30	—
Income taxes	—	9	(11)	(2)
Reclassifications to:
Cost of sales	—	(5)	—	(5)
Interest expense	—	(2)	—	(2)
Other income	(1)	—	(10)	(11)
Income taxes	—	1	2	3
Net OCI	$—	$(28)	$11	$(17)
Ending	$70	$(17)	$(646)	$(593)

Three Months 2025	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$6	$34	$(802)	$(762)
OCI	—	19	(4)	15
Income taxes	—	(3)	—	(3)
Reclassifications to:
Cost of sales	—	(8)	—	(8)
Interest expense	—	(1)	—	(1)
Other income	—	—	(11)	(11)
Income taxes	—	1	3	4
Net OCI	$—	$8	$(12)	$(4)
Ending	$6	$42	$(814)	$(766)

Nine Months 2026	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$70	$42	$(799)	$(687)
OCI	2	(41)	186	147
Income taxes	1	10	(10)	1
Reclassifications to:
Cost of sales	—	(29)	—	(29)
Interest expense	—	(4)	—	(4)
Other income	(4)	—	(30)	(34)
Income taxes	1	5	7	13
Net OCI	$—	$(59)	$153	$94
Ending	$70	$(17)	$(646)	$(593)

Dollar amounts are in millions except per share amounts or as otherwise specified.	7

STRYKER CORPORATION	2026 Third Quarter Form 10-Q

Nine Months 2025	Pension Plans	Hedges	Financial Statement Translation	Total
Beginning	$4	$31	$(328)	$(293)
OCI	3	25	(589)	(561)
Income taxes	(1)	(2)	128	125
Reclassifications to:
Cost of sales	—	(13)	—	(13)
Interest expense	—	(2)	—	(2)
Other income	—	—	(33)	(33)
Income taxes	—	3	8	11
Net OCI	$2	$11	$(486)	$(473)
Ending	$6	$42	$(814)	$(766)
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
strategies, accounting practices or objectives from those
disclosed in our Annual Report on Form 10-K for 2025.

Foreign Currency Hedges
September 2026	Cash Flow	Net Investment	Non- Designated	Total
Gross notional amount	$1,967	$2,552	$3,256	$7,775
Maximum term in years				8.0
Fair value:
Other current assets	$14	$—	$37	$51
Other noncurrent assets	2	14	—	16
Other current liabilities	(36)	(35)	(11)	(82)
Other noncurrent liabilities	(3)	(13)	—	(16)
Total fair value	$(23)	$(34)	$26	$(31)

December 2025	Cash Flow	Net Investment	Non- Designated	Total
Gross notional amount	$1,738	$2,647	$4,391	$8,776
Maximum term in years				8.7
Fair value:
Other current assets	$33	$—	$11	$44
Other noncurrent assets	2	—	—	2
Other current liabilities	(10)	(71)	(21)	(102)
Other noncurrent liabilities	(2)	(66)	—	(68)
Total fair value	$23	$(137)	$(10)	$(124)
We had €2.3 billion at September 30, 2026 and December 31,
2025 in certain forward currency contracts designated as net investment hedges, for which the maximum term is 8.0 years, to hedge a portion of our investments in certain of our entities with functional currencies denominated in Euros. In addition to these derivative financial instruments designated as net investment hedges, we had €5.0 billion at September 30, 2026 and
December 31, 2025 of senior unsecured notes designated as net investment hedges to selectively hedge portions of our
investment in certain international subsidiaries. The currency effects of our Euro-denominated senior unsecured notes are
reflected in AOCI within shareholders' equity where they offset gains and losses recorded on our net investment in international subsidiaries.
The total after-tax gain (loss) recognized in OCI related to designated net investment hedges was $204 in the nine months
2026.
Currency Exchange Rate Gains (Losses) Recognized in Net
Earnings

		Three Months		Nine Months
Derivative Instrument	Recognized in:	2026	2025	2026	2025
Cash Flow	Cost of sales	$5	$8	$29	$13
Net Investment	Other income	10	11	30	33
Non- Designated	Other income	(3)	3	(2)	31
	Total	$12	$22	$57	$77
Pretax gains (losses) on derivatives designated as cash flow hedges of ($18) and net investment hedges of $28 recorded in
AOCI are expected to be reclassified to cost of sales and other income in earnings within 12 months of September 30, 2026.
This cash flow hedge reclassification is primarily due to the sale of inventory that includes previously hedged purchases. A
component of the AOCI amounts related to net investment
hedges is reclassified over the life of the hedge instruments as we elected to exclude the initial value of the component related to the spot-forward difference from the effectiveness assessment.
Interest Rate Hedges
Pretax gains of $6 recorded in AOCI related to interest rate hedges closed in conjunction with debt issuances are expected to be reclassified to interest expense in earnings within 12 months of September 30, 2026. The cash flow effect of interest rate hedges is recorded in cash flow from operations.
NOTE 5 - FAIR VALUE MEASUREMENTS
Our policies for managing risk related to foreign currency, interest rates, credit and markets and our process for determining fair value have not changed from those described in our Annual
Report on Form 10-K for 2025.
In the nine months 2026 we recorded $271 of contingent
consideration related to the acquisition of Amplitude Vascular
Systems, Inc. (AVS) described in Note 7.
In 2025 we assumed contingent consideration liabilities with a fair value of $90 related to previous acquisitions made by Inari
Medical, Inc. (Inari). Refer to Note 7 for further information on the acquisition of Inari.
There were no significant transfers into or out of any level of the fair value hierarchy in 2026.

Assets Measured at Fair Value
	September 30	December 31
	2026	2025
Cash and cash equivalents	$3,271	$4,011
Trading marketable securities	339	307
Level 1 - Assets	$3,610	$4,318
Available-for-sale marketable securities:
Corporate and asset-backed debt securities	$—	$52
United States treasury debt securities	—	37
Total available-for-sale marketable securities	$—	$89
Foreign currency exchange forward contracts	67	46
Level 2 - Assets	$67	$135
Total assets measured at fair value	$3,677	$4,453

Dollar amounts are in millions except per share amounts or as otherwise specified.	8

STRYKER CORPORATION	2026 Third Quarter Form 10-Q

Liabilities Measured at Fair Value
	September 30	December 31
	2026	2025
Deferred compensation arrangements	$339	$307
Level 1 - Liabilities	$339	$307
Foreign currency exchange forward contracts	$98	$170
Level 2 - Liabilities	$98	$170
Contingent consideration:
Beginning	$518	$452
Additions	271	123
Change in estimate and foreign exchange	10	24
Settlements	(90)	(81)
Ending	$709	$518
Level 3 - Liabilities	$709	$518
Total liabilities measured at fair value	$1,146	$995

Fair Value of Available for Sale Securities by Maturity
	September 30	December 31
	2026	2025
Due in one year or less	$—	$41
Due after one year through three years	$—	$48
The aggregate difference between the cost and fair value of
available-for-sale marketable securities was nominal at
December 31, 2025. Our investments in available-for-sale
marketable securities were sold during the three months ended
September 30, 2026. Interest income on cash and cash
equivalents, short-term investments and income from marketable securities was $36 and $28 in the three months 2026 and 2025, and $96 and $90 in the nine months 2026 and 2025, which was
recorded in other income.
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
estimates and accruals and could have a material adverse effect on our financial position, results of operations and cash flows.

Leases
	September 30	December 31
	2026	2025
Right-of-use assets	$518	$519
Lease liabilities, current	$160	$153
Lease liabilities, non-current	$343	$348

Other information:
Weighted-average remaining lease term (years)	4.5	5.0
Weighted-average discount rate	3.81%	3.77%

	Three Months		Nine Months
	2026	2025	2026	2025
Operating lease cost	$52	$48	$161	$153
Other Contractual Obligations and Commitments
Our outstanding balances of confirmed invoices in the supplier financing program were $88 and $75 at September 30, 2026 and
December 31, 2025 and are included within accounts payable in our Consolidated Balance Sheets.
NOTE 7 - ACQUISITIONS
We acquire stock in companies and various assets that continue to support our capital deployment and product development
strategies. In the nine months 2026 and 2025 cash paid for
acquisitions, net of cash acquired was $481 and $4,950.
In May 2026 we completed the acquisition of AVS for net cash consideration of $434 and up to $400 in future milestone
payments that had a fair value of $271 at the acquisition date.
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
for Inari employees vested upon our acquisition and a charge of
$139 was recorded in selling, general and administrative
expenses in the nine months 2025.

Dollar amounts are in millions except per share amounts or as otherwise specified.	9

STRYKER CORPORATION	2026 Third Quarter Form 10-Q
The purchase price allocations for AVS and Inari are:

Purchase Price Allocation of Acquired Net Assets
	2026	2025
	AVS	Inari
Tangible assets acquired:
Accounts receivable	$—	$78
Inventory	—	215
Deferred income tax assets	3	134
Other assets	14	84
Deferred income tax liabilities	(98)	(489)
Other liabilities	(14)	(189)
Intangible assets:
Developed technologies	—	1,458
In-process research and development	402	—
Customer relationships	—	330
Other intangibles	—	72
Goodwill	398	3,117
Purchase price, net of cash acquired of $10 and $64	$705	$4,810
Weighted average amortization period at acquisition (years):
Developed technologies	—	13
Customer relationships	—	13
Other intangibles	—	9
Consolidated estimated annual amortization expense for definite-
lived intangible assets is:

Remainder of 2026	2027	2028	2029	2030
$175	$682	$634	$618	$600
NOTE 8 - DEBT AND CREDIT FACILITIES
We have lines of credit issued by various financial institutions that are available to fund our day-to-day operating needs. Certain of our credit facilities require us to comply with financial and other covenants. We were in compliance with all covenants on
September 30, 2026.
On September 30, 2026 we had $250 outstanding under our
commercial paper programs which allow for maturities up to 397 days from the date of issuance. The maximum amount of our
commercial paper that can be outstanding at any time is $3,000.
In March 2026 we repaid $1,000 of 3.500% senior unsecured
notes. The following table summarizes our total debt at
September 30:

Summary of Total Debt
		September 30	December 31
Rate	Due	2026	2025
Senior unsecured notes:
3.500%	March 15, 2026	—	1,000
4.550%	February 10, 2027	499	498
2.125%	November 30, 2027	850	881
4.700%	February 10, 2028	698	697
3.650%	March 7, 2028	599	599
4.850%	December 8, 2028	597	597
3.375%	December 11, 2028	679	704
0.750%	March 1, 2029	906	939
4.250%	September 11, 2029	746	744
4.850%	February 10, 2030	795	794
1.950%	June 15, 2030	995	995
2.625%	November 30, 2030	733	759
1.000%	December 3, 2031	846	876
3.375%	September 11, 2032	901	934
4.625%	September 11, 2034	742	741
5.200%	February 10, 2035	991	990
3.625%	September 11, 2036	671	695
4.100%	April 1, 2043	393	393
4.375%	May 15, 2044	396	396
4.625%	March 15, 2046	985	984
2.900%	June 15, 2050	643	643
Commercial paper		250	—
Other		15	—
Total debt		$14,930	$15,859
Less current maturities		754	1,000
Total long-term debt		$14,176	$14,859

		September 30	December 31
		2026	2025
Unamortized debt issuance costs		$60	$70
Borrowing capacity on existing facilities		$2,664	$2,911
Fair value of senior unsecured notes		$13,499	$15,344
The fair value of the senior unsecured notes was estimated using quoted interest rates, maturities and amounts of borrowings
based on quoted active market prices and yields that took into account the underlying terms of the debt instruments.
Substantially all of our debt is classified within Level 2 of the fair value hierarchy.
Interest expense on outstanding debt and credit facilities,
including required fees incurred totaled $137 and $157 for the three months 2026 and 2025 and $415 and $453 for the nine
months 2026 and 2025.
NOTE 9 - INCOME TAXES
Our effective tax rates were 24.5% and 18.7% in the three and nine months 2026 and 16.5% and 14.7% in the three and nine
months 2025. The effective tax rate for the three months 2026 increased from the three months 2025 due to the 2026 non-
deductible goodwill impairment. The effective tax rate for the nine months 2026 increased from the nine months 2025 due to the
2026 non-deductible goodwill impairment and the 2025 tax
benefit related to the sale of the Spinal Implants business. The effective tax rates for the three and nine months 2026 and 2025 reflect the continued lower effective income tax rates as a result of our European operations and certain discrete tax items.
Income tax authorities in various jurisdictions globally conduct routine audits of our income tax returns to determine if they agree with our interpretations of income tax regulations. Any audit assessment, draft audit assessment or final audit report received is reviewed for new information and evaluated for proper financial statement treatment.

Dollar amounts are in millions except per share amounts or as otherwise specified.	10

STRYKER CORPORATION	2026 Third Quarter Form 10-Q
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
Information about total assets by segment is not disclosed
because such information is not regularly provided to, or used by, our CODM.

Segment Results
	Three Months		Nine Months
	2026	2025	2026	2025
MedSurg and Neurotechnology	$3,664	$3,355	$10,496	$9,716
Orthopaedics	2,856	2,702	8,633	8,229
Net sales	$6,520	$6,057	$19,129	$17,945
MedSurg and Neurotechnology	$1,367	$1,294	$4,001	$3,732
Orthopaedics	818	769	2,479	2,325
Cost of sales	$2,185	$2,063	$6,480	$6,057
MedSurg and Neurotechnology	$242	$229	$728	$666
Orthopaedics	161	158	470	476
Segment research, development and engineering expenses	$403	$387	$1,198	$1,142
MedSurg and Neurotechnology	$944	$902	$2,817	$2,670
Orthopaedics	855	776	2,550	2,445
Segment selling, general and administrative expenses	$1,799	$1,678	$5,367	$5,115
MedSurg and Neurotechnology	$59	$56	$179	$170
Orthopaedics	131	123	389	353
Segment depreciation and amortization	$190	$179	$568	$523
Corporate and Other	$32	$34	$98	$87
Amortization of intangible assets	175	189	530	543
Total depreciation and amortization	$397	$402	$1,196	$1,153
MedSurg and Neurotechnology	$1,052	$874	$2,771	$2,478
Orthopaedics	891	876	2,745	2,630
Segment operating income	$1,943	$1,750	$5,516	$5,108
Items not allocated to segments:
Corporate and Other	$(237)	$(200)	$(732)	$(669)
Inventory stepped up to fair value	—	(61)	—	(160)
Acquisition and integration-related charges	(17)	(39)	(61)	(302)
Amortization of intangible assets	(175)	(189)	(530)	(543)
Structural optimization and other special charges	(153)	(41)	(366)	(93)
Goodwill and other impairments	(293)	(73)	(294)	(163)
Medical device regulation	(6)	(11)	(16)	(30)
Recall-related matters	4	(1)	(8)	(56)
Regulatory and legal matters	(32)	—	(38)	(7)
Reversal of 2025 tariffs	—	—	158	—
Consolidated operating income	$1,034	$1,135	$3,629	$3,085

Segment Capital Spending	Nine Months
	2026	2025
Purchases of property, plant and equipment:
MedSurg and Neurotechnology	$196	$134
Orthopaedics	208	188
Total segment purchases of property, plant and equipment	$404	$322
Corporate and Other	201	171
Total purchases of property, plant and equipment	$605	$493
NOTE 11 - GOODWILL AND OTHER INTANGIBLE ASSETS
We test goodwill annually for impairment at October 31 or
whenever events or circumstances indicate that goodwill may be impaired. During the third quarter 2026, various factors indicated
it was more likely than not that the carrying value of our
Peripheral Vascular reporting unit exceeded its fair value. As a result, we performed an interim impairment assessment of
goodwill, indefinite-lived and other long-lived assets of the
Peripheral Vascular reporting unit and a charge of $293 was
recognized in goodwill and other impairments in the Consolidated
Statements of Earnings. The impairment amount represents the excess of the carrying value of the Peripheral Vascular reporting unit over its fair value, which we estimated using an income-
based valuation approach.
The impairment charge for the Peripheral Vascular reporting unit was primarily driven by a reduction in forecasted cash flows reflecting near-term operational and supply constraints and a longer expected period to achieve anticipated growth and market recovery. Significant inputs to the analysis included assumptions for future revenue growth, operating margin, the effective tax rate applied to future earnings and the rate used to discount the estimated future cash flows to their present value, based on the reporting unit’s estimated weighted average cost of capital.
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
NOTE 12 - SUBSEQUENT EVENTS
In October 2026 we signed an agreement with CMR Surgical, a
global robotics company and maker of the Versius Plus surgical robot, to invest approximately $400 in cash in exchange for CMR
Surgical's preferred equity. The agreement grants us exclusive
U.S. distribution rights for the Versius portfolio and an exclusive option to acquire 100% of CMR Surgical's remaining outstanding equity in the future. The transaction is expected to close in the fourth quarter 2026, subject to regulatory approval and customary closing conditions.
In October 2026 our Board of Directors approved an increase of
$3,000 to our existing share repurchase program, bringing the total share repurchase authorization to $3,033. The manner,
timing and amount of repurchases are determined by
management based on an evaluation of market conditions, stock price, and other factors and are subject to regulatory
considerations. Purchases may be made from time to time in the open market, in privately negotiated transactions or otherwise.

Dollar amounts are in millions except per share amounts or as otherwise specified.	11

STRYKER CORPORATION	2026 Third Quarter Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview of the Three and Nine Months
In the three months 2026 we achieved sales growth of 7.7% from
2025. Organic net sales increased 7.7%, primarily driven by
increased unit volume. We reported operating income margin of
15.9%, net earnings of $753 and net earnings per diluted share of $1.96. Excluding the impact of certain items, adjusted
operating income margin(1) increased by 60 basis points to
26.2%, with adjusted net earnings(1) of $1,357 and adjusted net earnings per diluted share(1) of $3.52, an increase of 10.3% from
2025.
In the nine months 2026 we achieved sales growth of 6.6% from
2025. Excluding the impact of acquisitions and divestitures, organic net sales increased 6.4%, primarily driven by increased unit volume. We reported operating income margin of 19.0%, net earnings of $2,774 and net earnings per diluted share of $7.19.
Excluding the impact of certain items, adjusted operating income margin(1) increased by 30 basis points to 25.0%, with adjusted net earnings(1) of $3,785 and adjusted net earnings per diluted share(1) of $9.81, an increase of 7.1% from 2025.
(1) Refer to "Non-GAAP Financial Measures" for a discussion of non-
GAAP financial measures used in this report and a reconciliation to the most directly comparable GAAP financial measure.

CONSOLIDATED RESULTS OF OPERATIONS
	Three Months					Nine Months
			Percent Net Sales		Percentage			Percent Net Sales		Percentage
	2026	2025	2026	2025	Change	2026	2025	2026	2025	Change
Net sales	$6,520	$6,057	100.0%	100.0%	7.7%	$19,129	$17,945	100.0%	100.0%	6.6%
Gross profit	4,248	3,852	65.2	63.6	10.3	12,556	11,437	65.6	63.7	9.8
Research, development and engineering expenses	433	410	6.6	6.8	5.6	1,280	1,222	6.7	6.8	4.7
Selling, general and administrative expenses	2,313	2,045	35.5	33.8	13.1	6,823	6,424	35.7	35.8	6.2
Amortization of intangible assets	175	189	2.7	3.1	(7.4)	530	543	2.8	3.0	(2.4)
Goodwill and other impairments	293	73	4.5	1.2	nm	294	163	1.5	0.9	nm
Interest expense	(143)	(157)	(2.2)	(2.6)	(8.9)	(432)	(453)	(2.3)	(2.5)	(4.6)
Other income	106	51	1.6	0.8	107.8	214	177	1.1	1.0	20.9
Income taxes	244	170	nm	nm	43.5	637	412	nm	nm	54.6
Net earnings	$753	$859	11.5%	14.2%	(12.3)%	$2,774	$2,397	14.5%	13.4%	15.7%

Net earnings per diluted share	$1.96	$2.22			(11.7)%	$7.19	$6.20			16.0%
Adjusted net earnings per diluted share(1)	$3.52	$3.19			10.3%	$9.81	$9.16			7.1%
nm - not meaningful

Dollar amounts are in millions except per share amounts or as otherwise specified.	12

STRYKER CORPORATION	2026 Third Quarter Form 10-Q

SALES GROWTH ANALYSIS
	Three Months				Nine Months
			Percentage Change				Percentage Change
	2026	2025	As Reported	Constant Currency	2026	2025	As Reported	Constant Currency
MedSurg and Neurotechnology:
Instruments
United States	$835	$797	4.8%	4.8%	$2,441	$2,275	7.4%	7.4%
International	161	152	6.5	7.1	478	430	11.3	8.8
Total	$996	$949	5.1%	5.2%	$2,919	$2,705	8.0%	7.6%
Endoscopy
United States	$839	$743	13.0%	13.0%	$2,359	$2,195	7.5%	7.5%
International	182	153	18.0	18.5	534	467	14.2	11.4
Total	$1,021	$896	13.9%	14.0%	$2,893	$2,662	8.7%	8.2%
Medical
United States	$910	$827	10.0%	10.0%	$2,602	$2,469	5.4%	5.4%
International	171	158	8.1	8.5	503	451	11.4	8.2
Total	$1,081	$985	9.7%	9.8%	$3,105	$2,920	6.3%	5.8%
Vascular
United States	$320	$283	13.0%	13.0%	$850	$754	12.7%	12.7%
International	246	242	2.1	0.8	729	675	8.0	4.9
Total	$566	$525	8.0%	7.4%	$1,579	$1,429	10.5%	9.0%
MedSurg and Neurotechnology
United States	$2,904	$2,650	9.6%	9.6%	$8,252	$7,693	7.3%	7.3%
International	760	705	7.8	7.7	2,244	2,023	10.9	8.0
Total	$3,664	$3,355	9.2%	9.2%	$10,496	$9,716	8.0%	7.4%

Orthopaedics:
Knees
United States	$458	$452	1.3%	1.3%	$1,418	$1,376	3.0%	3.0%
International	177	176	0.5	1.1	580	531	9.3	6.6
Total	$635	$628	1.1%	1.2%	$1,998	$1,907	4.8%	4.0%
Hips
United States	$277	$279	(0.6)%	(0.6)%	$849	$831	2.2%	2.2%
International	176	178	(1.7)	(0.8)	543	535	1.4	(0.6)
Total	$453	$457	(1.0)%	(0.7)%	$1,392	$1,366	1.9%	1.1%
Trauma and Extremities
United States	$735	$703	4.5%	4.5%	$2,293	$2,118	8.2%	8.2%
International	275	257	7.5	8.4	824	744	10.9	7.9
Total	$1,010	$960	5.3%	5.5%	$3,117	$2,862	8.9%	8.1%
Ortho Tech
United States	$576	$487	18.1%	18.1%	$1,573	$1,429	10.0%	10.0%
International	178	164	9.0	9.5	544	488	11.6	9.3
Total	$754	$651	15.8%	16.0%	$2,117	$1,917	10.4%	9.8%
	$2,852	$2,696	5.8%	6.0%	$8,624	$8,052	7.1%	6.4%
Spinal Implants
United States	$—	$—	—%	—%	$—	$118	(100.0)%	(100.0)%
International	4	6	(43.9)	(45.4)	9	59	(85.7)	(87.1)
Total	$4	$6	(43.9)%	(45.4)%	$9	$177	(95.2)%	(95.5)%
Orthopaedics
United States	$2,046	$1,921	6.5%	6.5%	$6,133	$5,872	4.4%	4.4%
International	810	781	3.8	4.5	2,500	2,357	6.1	3.5
Total	$2,856	$2,702	5.7%	5.9%	$8,633	$8,229	4.9%	4.1%

Geographic:
United States	$4,950	$4,571	8.3%	8.3%	$14,385	$13,565	6.0%	6.0%
International	1,570	1,486	5.7	6.0	4,744	4,380	8.3	5.6
Total	$6,520	$6,057	7.7%	7.7%	$19,129	$17,945	6.6%	5.9%
Note: In the first quarter 2026 we announced a change in our organizational structure. Our new Ortho Tech business combines the orthopaedic instruments portfolio (Orthopaedic Instruments) from Instruments with Other Orthopaedics. In addition, Neuro Cranial and the spine enabling technologies portfolio (Enabling Technologies) from Other Orthopaedics were combined with the remaining
Instruments business to align with our internal reporting structure. Ortho Tech includes sales related to Orthopaedic Instruments of $535 and $492 and Other Orthopaedics of $219 and $159 for the three months 2026 and 2025. For the nine months 2026 and 2025 Ortho
Tech includes sales related to Orthopaedic Instruments of $1,547 and $1,477 and Other Orthopaedics of $570 and $440. Instruments
includes sales related to Neuro Cranial of $670 and $637 and Enabling Technologies of $28 and $45 for the three months 2026 and
2025. For the nine months 2026 and 2025 Instruments includes sales related to Neuro Cranial of $1,957 and $1,816 and Enabling
Technologies of $82 and $108. We have reflected these changes in all historical periods presented.

Dollar amounts are in millions except per share amounts or as otherwise specified.	13

STRYKER CORPORATION	2026 Third Quarter Form 10-Q
Consolidated Net Sales
Consolidated net sales increased 7.7% in the three months 2026 on both a reported and constant currency basis. Net sales in constant currency increased by 7.6% from increased unit volume and 0.1% due to higher prices. The unit volume increase was due to higher product shipments across all MedSurg and
Neurotechnology businesses and certain Orthopaedics
businesses.
Consolidated net sales increased 6.6% in the nine months 2026 as reported and 5.9% in constant currency as foreign currency exchange rates positively impacted net sales by 0.7%. Excluding the (0.5)% impact of acquisitions and divestitures, net sales in constant currency increased by 6.2% from increased unit volume and 0.2% due to higher prices. The unit volume increase was due to higher product shipments across all MedSurg and
Neurotechnology businesses and most Orthopaedics businesses.
MedSurg and Neurotechnology Net Sales
MedSurg and Neurotechnology net sales increased 9.2% in the
three months 2026 on both a reported and constant currency
basis. Excluding the 0.1% impact of acquisitions and divestitures, net sales in constant currency increased by 8.9% from increased unit volume and 0.2% from higher prices. The unit volume
increase was due to higher shipments across all Medsurg and
Neurotechnology businesses.
MedSurg and Neurotechnology net sales increased 8.0% in the
nine months 2026 as reported and 7.4% in constant currency, as foreign currency exchange rates positively impacted net sales by
0.6%. Excluding the 0.8% impact of acquisitions and divestitures, net sales in constant currency increased by 6.3% from increased unit volume and 0.3% from higher prices. The unit volume
increase was due to higher shipments across all MedSurg and
Neurotechnology businesses.
Orthopaedics Net Sales
Orthopaedics net sales increased 5.7% in the three months 2026 as reported and 5.9% in constant currency, as foreign currency exchange rates negatively impacted net sales by (0.2)%. Net
sales in constant currency increased 5.9% from increased unit volume. The unit volume increase was due to higher shipments primarily within the Ortho Tech and Trauma and Extremities
businesses.
Orthopaedics net sales increased 4.9% in the nine months 2026 as reported and 4.1% in constant currency, as foreign currency exchange rates positively impacted net sales by 0.8%. Excluding the (2.1)% impact of acquisitions and divestitures, net sales in constant currency increased 6.2% from increased unit volume.
The unit volume increase was due to higher shipments across
most Orthopaedics businesses.
Gross Profit
Gross profit was $4,248 and $3,852 in the three months 2026
and 2025. The key components of the change were:

Gross Profit Percent Net Sales
Three Months 2025	63.6%
Volume and mix	60 bps
Manufacturing and supply chain costs	(20) bps
Structural optimization and other special charges	20 bps
Inventory stepped up to fair value	100 bps
Three Months 2026	65.2%
Gross profit as a percentage of net sales in the three months
2026 increased to 65.2% from 63.6% in 2025 primarily driven by lower amortization of inventory stepped up to fair value.
Gross profit was $12,556 and $11,437 in the nine months 2026 and  2025. The key components of the change were:

Gross Profit Percent Net Sales
Nine Months 2025	63.7%
Sales pricing	10 bps
Volume and mix	50 bps
Manufacturing and supply chain costs	(80) bps
Structural optimization and other special charges	30 bps
Inventory stepped up to fair value	90 bps
Reversal of 2025 tariffs	90 bps
Nine Months 2026	65.6%
Gross profit as a percentage of net sales in the nine months 2026 increased to 65.6% from 63.7% in 2025 driven by a reduction of certain import tariffs and lower amortization of inventory stepped up to fair value partially offset by higher manufacturing and supply chain costs primarily due to idle production time related to the cybersecurity incident in the first quarter 2026.
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
Research, Development and Engineering Expenses
Research, development and engineering expenses increased
$23 or 5.6% in the three months 2026 and $58 or 4.7% in the
nine months 2026. Expenses as a percentage of net sales of
6.6% in the three months and 6.7% in the nine months 2026
remained relatively flat with 6.8% in the three and nine months
2025.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $268 or
13.1% in the three months 2026. As a percentage of net sales, expenses increased to 35.5% from 33.8% in 2025, primarily due to higher structural optimization and other special charges.
Selling, general and administrative expenses increased $399 or
6.2% in the nine months 2026. Expenses as a percentage of net sales of 35.7% remained relatively flat with 35.8% in 2025.
Higher structural optimization and other special charges in the nine months 2026 were offset by lower acquisition and
integration-related costs.
Amortization of Intangible Assets
Amortization of intangible assets was $175 and $189 in the three months and $530 and $543 in the nine months 2026 and 2025.
Refer to Note 7 to our Consolidated Financial Statements for
further information.
Goodwill and Other Impairments
We recorded a goodwill impairment charge of $293 in the three months 2026 related to our Peripheral Vascular business. Refer to Note 11 to our Consolidated Financial Statements for further information.
We recorded other impairments of $73 in the three months 2025 and $1 and $163 in the nine months 2026 and 2025.
Operating Income
Operating income was $1,034 and $1,135 in the three months
2026 and 2025. Operating income as a percentage of net sales in the three months 2026 decreased to 15.9% from 18.7% in 2025.
Refer to the discussion above for the primary drivers of the change.

Dollar amounts are in millions except per share amounts or as otherwise specified.	14

STRYKER CORPORATION	2026 Third Quarter Form 10-Q
Operating income was $3,629 and $3,085 in the nine months
2026 and 2025. Operating income as a percentage of net sales in the nine months 2026 increased to 19.0% from 17.2% in 2025.
Refer to the discussion above for the primary drivers of the change.
MedSurg and Neurotechnology operating income as a
percentage of net sales increased to 28.7% in the three months
2026 from 26.1% in 2025. Orthopaedics operating income as a
percentage of net sales decreased to 31.2% in the three months
2026 from 32.4% in 2025. The key components of the change
were:

Operating Income Percent Net Sales
	MedSurg and Neurotechnology	Orthopaedics
Three Months 2025	26.1%	32.4%
Sales pricing	10 bps	0 bps
Volume	70 bps	40 bps
Manufacturing and supply chain costs	50 bps	(70) bps
Research, development and engineering expenses	20 bps	20 bps
Selling, general and administrative expenses	110 bps	(110) bps
Three Months 2026	28.7%	31.2%
The increase in MedSurg and Neurotechnology operating income as a percentage of net sales for the three months was primarily driven by lower selling, general and administrative expenses, lower manufacturing and supply chain costs and higher unit
volumes.
The decrease in Orthopaedics operating income as a percentage of net sales for the three months was primarily driven by higher selling, general and administrative expenses and higher
manufacturing and supply chain costs, partially offset by higher unit volumes.
MedSurg and Neurotechnology operating income as a
percentage of net sales increased to  26.4% in the nine months
2026 from 25.5% in 2025. Orthopaedics operating income as a
percentage of net sales decreased to 31.8% in the nine months
2026 from 32.0% in 2025. The key components of the change
were:

Operating Income Percent Net Sales
	MedSurg and Neurotechnology	Orthopaedics
Nine Months 2025	25.5%	32.0%
Sales pricing	10 bps	0 bps
Volume	50 bps	30 bps
Manufacturing and supply chain costs	(20) bps	(90) bps
Research, development and engineering expenses	(10) bps	30 bps
Selling, general and administrative expenses	60 bps	10 bps
Nine Months 2026	26.4%	31.8%
The increase in MedSurg and Neurotechnology operating income as a percentage of net sales for the nine months was primarily driven by lower selling, general and administrative expenses and higher unit volumes, partially offset by higher manufacturing and supply chain costs and higher research, development and
engineering expenses.
The decrease in Orthopaedics operating income as a percentage of net sales for the nine months was primarily driven by higher manufacturing and supply chain costs, partially offset by lower research, development and engineering expenses, lower selling, general and administrative expenses and higher unit volumes.
Interest Expense
Interest expense was $143 and $157 in the three months and
$432 and $453 in the nine months 2026 and 2025. The decrease in interest expense in the three and nine months 2026 from 2025 was due to lower outstanding debt and credit facilities partially offset by higher average interest rates.
Other Income
Other income was $106 and $51 in the three months and $214
and $177 in the nine months 2026 and 2025. The increase in
other income in the three and nine months 2026 from 2025 was primarily due to income from intellectual property licensing in
2026.
Income Taxes
Our effective tax rates were 24.5% and 18.7% in the three and nine months 2026 and 16.5% and 14.7% in the three and nine
months 2025. The effective tax rate for the three months 2026 increased from the three months 2025 due to the 2026 non-
deductible goodwill impairment. The effective tax rate for the nine months 2026 increased from the nine months 2025 due to the
2026 non-deductible goodwill impairment and the 2025 tax
benefit related to the sale of the Spinal Implants business. The effective tax rates for the three and nine months 2026 and 2025 reflect the continued lower effective income tax rates as a result of our European operations and certain discrete tax items.
Our future results of operations could be affected by changes in the effective tax rate as a result of changes in tax laws,
regulations and judicial rulings. We are continuing to evaluate the impact of tax reform in the countries in which we operate as new guidance is published and new regulations are adopted.
Net Earnings
Net earnings decreased to $753 or $1.96 per diluted share in the three months  2026 from $859 or $2.22 per diluted share in 2025.
Net earnings increased to $2,774 or $7.19 per diluted share in the nine months 2026 from $2,397 or $6.20 per diluted share in
2025. Refer to the discussion above for the primary drivers of the
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
business trends in connection with our budget process and bases certain management incentive compensation on these non-GAAP
financial measures. To measure percentage sales growth in

Dollar amounts are in millions except per share amounts or as otherwise specified.	15

STRYKER CORPORATION	2026 Third Quarter Form 10-Q
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
same as those used in the calculation of reported net earnings per diluted share for the respective period.

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures
Three Months 2026	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$4,248	$2,313	$433	$1,034	$(37)	$244	$753	24.5%	$1.96
Reported percent net sales	65.2%	35.5%	6.6%	15.9%	(0.6)%	nm	11.5%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	—	—	—	—	—	—	—	—	—
Other acquisition and integration-related (a)	6	(5)	(6)	17	—	3	14	—	0.04
Amortization of purchased intangible assets	—	—	—	175	—	33	142	0.5	0.37
Structural optimization and other special charges (b)	12	(137)	(4)	153	(54)	23	76	0.8	0.20
Goodwill and other impairments (c)	—	—	—	293	—	—	293	(4.8)	0.76
Medical device regulations (d)	—	—	(6)	6	—	1	5	—	0.01
Recall-related matters (e)	—	4	—	(4)	—	(2)	(2)	(0.1)	—
Regulatory and legal matters (f)	—	(32)	—	32	—	6	26	0.1	0.07
Tax matters (g)	—	—	—	—	—	(50)	50	(5.0)	0.11
Reversal of 2025 tariffs	—	—	—	—	—	—	—	—	—
Adjusted	$4,266	$2,143	$417	$1,706	$(91)	$258	$1,357	16.0%	$3.52
Adjusted percent net sales	65.4%	32.8%	6.4%	26.2%	(1.4)%	nm	20.8%

Dollar amounts are in millions except per share amounts or as otherwise specified.	16

STRYKER CORPORATION	2026 Third Quarter Form 10-Q

Three Months 2025	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$3,852	$2,045	$410	$1,135	$(106)	$170	$859	16.5%	$2.22
Reported percent net sales	63.6%	33.8%	6.8%	18.7%	(1.8)%	nm	14.2%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	61	—	—	61	—	15	46	0.6	0.12
Other acquisition and integration-related (a)	5	(33)	(1)	39	—	6	33	0.1	0.08
Amortization of purchased intangible assets	—	—	—	189	—	39	150	1.2	0.39
Structural optimization and other special charges (b)	15	(26)	—	41	(10)	3	28	(0.1)	0.07
Goodwill and other impairments (c)	—	—	—	73	—	15	58	0.4	0.16
Medical device regulations (d)	—	—	(11)	11	—	3	8	0.1	0.02
Recall-related matters (e)	—	(1)	—	1	—	—	1	—	—
Regulatory and legal matters (f)	—	—	—	—	—	—	—	—	—
Tax matters (g)	—	—	—	—	—	(50)	50	(4.8)	0.13
Adjusted	$3,933	$1,985	$398	$1,550	$(116)	$201	$1,233	14.0%	$3.19
Adjusted percent net sales	65.0%	32.8%	6.6%	25.6%	(1.9)%	nm	20.4%
nm - not meaningful
(a) Charges represent certain acquisition and integration-related costs associated with acquisitions, including:

	Three Months
	2026	2025
Termination of sales relationships	$1	$—
Employee retention and workforce reductions	1	11
Changes in the fair value of contingent consideration	1	12
Manufacturing integration costs	17	7
Other integration-related activities	(3)	9
Adjustments to Operating Income	$17	$39
Adjustments to Income Taxes	$3	$6
Adjustments to Net Earnings	$14	$33
(b) Structural optimization and other special charges represent the costs associated with:

	Three Months
	2026	2025
Employee retention and workforce reductions	$7	$6
Closure/transfer of manufacturing and other facilities	8	8
Product line exits	(5)	9
Termination of sales relationships in certain countries	37	2
Spinal Implants sale related	77	9
Other charges	29	7
Adjustments to Operating Income	$153	$41
Adjustments to Other Income (Expense), Net	$(54)	$(10)
Adjustments to Income Taxes	$23	$3
Adjustments to Net Earnings	$76	$28
(c) Goodwill and other impairments represent the costs associated with:

	Three Months
	2026	2025
Goodwill impairment	$293	$—
Certain long-lived and intangible asset write-offs and impairments	—	22
Product line exits (e.g., long-lived asset and specifically-identified intangible asset write-offs)	—	51
Adjustments to Operating Income	$293	$73
Adjustments to Income Taxes	$—	$15
Adjustments to Net Earnings	$293	$58
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
resolve certain regulatory or other legal matters and the amount of favorable awards from settlements.

Dollar amounts are in millions except per share amounts or as otherwise specified.	17

STRYKER CORPORATION	2026 Third Quarter Form 10-Q
(g) Benefits / (charges) represent the accounting impact of certain significant and discrete tax items, including:

	Three Months
	2026	2025
Adjustments related to the transfer of certain intellectual properties between tax jurisdictions	$(56)	$(61)
Other tax matters	6	11
Adjustments to Income Taxes	$(50)	$(50)
Adjustments to Other Income (Expense), Net	$—	$—
Adjustments to Net Earnings	$50	$50

Reconciliation of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures
Nine Months 2026	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$12,556	$6,823	$1,280	$3,629	$(218)	$637	$2,774	18.7%	$7.19
Reported percent net sales	65.6%	35.7%	6.7%	19.0%	(1.1)%	nm	14.5%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	—	—	—	—	—	—	—	—	—
Other acquisition and integration-related (a)	15	(32)	(14)	61	—	10	51	—	0.14
Amortization of purchased intangible assets	—	—	—	530	—	96	434	0.4	1.12
Structural optimization and other special charges (b)	31	(330)	(5)	366	(71)	68	227	0.6	0.59
Goodwill and other impairments (c)	—	—	—	294	—	—	294	(1.3)	0.76
Medical device regulations (d)	—	—	(16)	16	—	3	13	—	0.03
Recall-related matters (e)	—	(8)	—	8	—	1	7	—	0.02
Regulatory and legal matters (f)	—	(38)	—	38	—	7	31	—	0.08
Tax matters (g)	—	—	—	—	—	(87)	87	(2.6)	0.22
Reversal of 2025 tariffs	(158)	—	—	(158)	—	(25)	(133)	—	(0.34)
Adjusted	$12,444	$6,415	$1,245	$4,784	$(289)	$710	$3,785	15.8%	$9.81
Adjusted percent net sales	65.1%	33.5%	6.5%	25.0%	(1.5)%	nm	19.8%

Nine Months 2025	Gross Profit	Selling, General & Administrative Expenses	Research, Development & Engineering Expenses	Operating Income	Other Income (Expense), Net	Income Taxes	Net Earnings	Effective Tax Rate	Diluted EPS
Reported	$11,437	$6,424	$1,222	$3,085	$(276)	$412	$2,397	14.7%	$6.20
Reported percent net sales	63.7%	35.8%	6.8%	17.2%	(1.5)%	nm	13.4%
Acquisition and integration-related costs:
Inventory stepped-up to fair value	160	—	—	160	—	39	121	0.5	0.31
Other acquisition and integration-related (a)	19	(280)	(3)	302	—	32	270	(0.4)	0.70
Amortization of purchased intangible assets	—	—	—	543	—	112	431	1.2	1.11
Structural optimization and other special charges (b)	43	(47)	(3)	93	(19)	15	59	0.2	0.15
Goodwill and other impairments (c)	—	—	—	163	—	46	117	0.8	0.32
Medical device regulations (d)	1	—	(29)	30	—	7	23	0.1	0.06
Recall-related matters (e)	52	(4)	—	56	—	9	47	—	0.12
Regulatory and legal matters (f)	—	(7)	—	7	—	2	5	—	0.01
Tax matters (g)	—	—	—	—	—	(71)	71	(2.5)	0.18
Adjusted	$11,712	$6,086	$1,187	$4,439	$(295)	$603	$3,541	14.6%	$9.16
Adjusted percent net sales	65.3%	33.9%	6.6%	24.7%	(1.6)%	nm	19.7%
nm - not meaningful
(a) Charges represent certain acquisition and integration-related costs associated with acquisitions, including:

	Nine Months
	2026	2025
Termination of sales relationships	$7	$—
Employee retention and workforce reductions	1	56
Changes in the fair value of contingent consideration	10	13
Manufacturing integration costs	27	14
Stock compensation payments upon a change in control	—	139
Other integration-related activities	16	80
Adjustments to Operating Income	$61	$302
Adjustments to Income Taxes	$10	$32
Adjustments to Net Earnings	$51	$270

Dollar amounts are in millions except per share amounts or as otherwise specified.	18

STRYKER CORPORATION	2026 Third Quarter Form 10-Q
(b) Structural optimization and other special charges represent the costs associated with:

	Nine Months
	2026	2025
Employee retention and workforce reductions	$20	$36
Closure/transfer of manufacturing and other facilities	17	20
Product line exits	6	2
Termination of sales relationships in certain countries	124	(2)
Spinal Implants sale related	128	17
Other charges	71	20
Adjustments to Operating Income	$366	$93
Adjustments to Other Income (Expense), Net	$(71)	$(19)
Adjustments to Income Taxes	$68	$15
Adjustments to Net Earnings	$227	$59
(c) Goodwill and other impairments represent the costs associated with:

	Nine Months
	2026	2025
Goodwill impairment	$293	$—
Certain long-lived and intangible asset write-offs and impairments	—	108
Product line exits (e.g., long-lived asset and specifically-identified intangible asset write-offs)	1	55
Adjustments to Operating Income	$294	$163
Adjustments to Income Taxes	$—	$46
Adjustments to Net Earnings	$294	$117

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
resolve certain regulatory or other legal matters and the amount of favorable awards from settlements.
(g)  Benefits / (charges) represent the accounting impact of certain significant and discrete tax items, including:

	Nine Months
	2026	2025
Adjustments related to the transfer of certain intellectual properties between tax jurisdictions	$(131)	$(153)
Other tax matters	44	82
Adjustments to Income Taxes	$(87)	$(71)
Adjustments to Other Income (Expense), Net	$—	$—
Adjustments to Net Earnings	$87	$71
FINANCIAL CONDITION AND LIQUIDITY

	Nine Months
Net cash provided by (used in):	2026	2025
Operating activities	$3,303	$2,901
Investing activities	(1,011)	(4,561)
Financing activities	(2,998)	1,206
Effect of exchange rate changes	(34)	58
Change in cash and cash equivalents	$(740)	$(396)
Operating Activities
Cash provided by operating activities was $3,303 and $2,901 in the nine months 2026 and 2025. The increase was primarily due to higher net earnings partially offset by changes in working capital.
Investing Activities
Cash used in investing activities was $1,011 and $4,561 in the nine months 2026 and 2025. The nine months 2026 included
cash paid for purchases of property, plant and equipment as well as for the net cash consideration paid to complete the acquisition of AVS. The nine months 2025 included cash paid to acquire Inari and purchases of property, plant and equipment partially offset by proceeds from the sale of short-term investments. Refer to Note
7 to our Consolidated Financial Statements for further information on acquisitions.
Financing Activities
Cash used in financing activities was $2,998 in the nine months
2026 and cash provided by financing activities was $1,206 in the nine months 2025. In 2026 cash used was primarily driven by
repayments of $1,000 to pay off maturing unsecured notes as
described in Note 8 to our Consolidated Financial Statements,
$1,000 repurchases of common stock and dividend payments.
Cash provided by financing activities in 2025 was primarily driven by proceeds from the issuance of various senior unsecured notes partially offset by dividend payments.
Liquidity
Cash, cash equivalents, short-term investments and marketable securities were $3,271 and $4,100 on September 30, 2026 and
December 31, 2025. Current assets exceeded current liabilities by $7,683 and $6,961 on September 30, 2026 and December 31,
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
to refinance our debt as needed.
Our cash, cash equivalents, short-term investments and
marketable securities held in locations outside the United States

Dollar amounts are in millions except per share amounts or as otherwise specified.	19

STRYKER CORPORATION	2026 Third Quarter Form 10-Q
was approximately 44% on September 30, 2026 compared to
20% on December 31, 2025.
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
The Peripheral Vascular business’s operating results have been affected by a reduction in forecasted cash flows reflecting near-
term operational and supply constraints and a longer expected period to achieve anticipated growth and market recovery. These inputs were included in the updated projections used in our
annual long-range financial plan, which was approved during the third quarter 2026.  As a result of these factors, we performed an interim impairment assessment of goodwill, indefinite-lived and other long-lived assets of the Peripheral Vascular reporting unit and a charge of $293 was recognized in goodwill and other
impairments in the Consolidated Statements of Earnings.
Goodwill attributable to the Peripheral Vascular reporting unit was approximately $3,259 at September 30, 2026.
In our interim quantitative goodwill impairment test, the fair value of our Peripheral Vascular reporting unit was determined using a discounted cash flow analysis, which is a form of the income approach. Significant inputs to the analysis included assumptions for future revenue growth, operating margin, the effective tax rate applied to future earnings and the rate used to discount the estimated future cash flows to their present value based on the reporting unit’s estimated weighted average cost of capital. Our assumptions for revenue growth and operating margin
considered several operating factors, including supply constraints and our competitive environment. We believe our estimates are appropriate based upon current and future market conditions and the best information available at the impairment assessment
date; however, future impairment charges could be required if our
Peripheral Vascular reporting unit does not achieve its cash flow, revenue and profitability projections or if there is an increase in the weighted average cost of capital.
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
of the discount rate, long-term revenue growth and long-term operating margin would result in incremental impairment charges as follows:

Change in selected assumption	Percentage decline in fair value	Incremental impairment charge
100 bps increase in discount rate	15%	$823
100 bps decrease in long-term revenue growth	3	145
100 bps decrease in long-term operating margin	9	497
Refer to Note 11 to our Consolidated Financial Statements for
discussion on the impact of changes to our organizational
structure in the first quarter 2026 on our reportable segments and the related goodwill.
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
in Item 7A "Quantitative and Qualitative Disclosures About Market
Risk" of our Annual Report on Form 10-K for 2025. There were no material changes from the information provided therein.

Dollar amounts are in millions except per share amounts or as otherwise specified.	20

STRYKER CORPORATION	2026 Third Quarter Form 10-Q

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive
Officer and Chief Financial Officer (the Certifying Officers),
evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)
promulgated under the Securities Exchange Act of 1934, as
amended) on September 30, 2026. Based on that evaluation, the
Certifying Officers concluded the Company's disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There was no change to our internal control over financial
reporting during the nine months 2026 that materially affected, or
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
In the three months 2026 we did not issue shares of our common stock as performance incentive awards to employees. When
issued, these shares are not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2(a)(3) of the Act.
In March 2015 we announced that our Board of Directors had
authorized us to purchase up to $2,000 of our common stock. In
October 2026 our Board of Directors approved an increase of
$3,000 to our existing share repurchase program, bringing the total share repurchase authorization to $3,033. The manner,
timing and amount of repurchases are determined by
management based on an evaluation of market conditions, stock price, and other factors and are subject to regulatory
considerations. Purchases may be made from time to time in the open market, in privately negotiated transactions, accelerated share repurchase programs or otherwise.
In 2026 we repurchased 3 million shares of our common stock at a cost of $1,000 under our authorized share repurchase program.
The total dollar value of our shares of common stock that could be acquired under our authorized repurchase program was $33
as of September 30, 2026.

2026 Period	Total Number of Shares Purchased (in millions)	Average Price Paid Per Share	Purchased as Part of Publicly Announced Plans (in millions)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans
July	—	$—	—	$1,033
August	2.8	335.17	2.8	83
September	0.2	321.61	0.2	33
Total	3	$334.46	3

ITEM 5.	OTHER INFORMATION
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
During the three months 2026 we filed three notifications with the
FSB as described above.

21

STRYKER CORPORATION	2026 Third Quarter Form 10-Q

ITEM 6.	EXHIBITS

31(i)†	Certification of Principal Executive Officer of Stryker Corporation pursuant to Rule 13a-14(a).
31(ii)†	Certification of Principal Financial Officer of Stryker Corporation pursuant to Rule 13a-14(a).
32(i)††	Certification by Principal Executive Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.
32(ii)††	Certification by Principal Financial Officer of Stryker Corporation pursuant to 18 U.S.C. Section 1350.
101.INS	iXBRL Instance Document
101.SCH	iXBRL Schema Document
101.CAL	iXBRL Calculation Linkbase Document
101.DEF	iXBRL Definition Linkbase Document
101.LAB	iXBRL Label Linkbase Document
101.PRE	iXBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

† Filed with this Form 10-Q
†† Furnished with this Form 10-Q

22

STRYKER CORPORATION	2026 Third Quarter Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRYKER CORPORATION
(Registrant)

Date:	October 30, 2026	/s/ KEVIN A. LOBO
Kevin A. Lobo
Chair and Chief Executive Officer

Date:	October 30, 2026	/s/ PRESTON W. WELLS
Preston W. Wells
Vice President, Chief Financial Officer